Form 10QSB
period 2006-03-31
Congaree Bancshares Inc
filed 2006-06-02
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-131931

CONGAREE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

South Carolina	20-3863936
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

3618 Sunset Boulevard
West Columbia, South Carolina 29169
(Address of principal executive offices)

(803) 461-0165
(Issuer's telephone number)
______________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   10 shares of common stock, par value $.01 per share, outstanding as of May 31, 2006.

Transitional Small Business Disclosure Format (check one):  Yes [   ]     No [X]

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

INDEX

PART I - FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - March 31, 2006 and December 31, 2005	2

Condensed Statement of Operations - Quarter ended March 31, 2006
and for the period November 2, 2005 (Inception) to March 31, 2006	3

Condensed Statement of Shareholders' Equity (Deficit)-
For the period November 2, 2005 (Inception) to March 31, 2006	4

Condensed Statement of Cash Flows - For the period November 2, 2005
(Inception) to March 31, 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash	$15,950	$20,836
Prepaid expenses	12,600	21,000
Premises and equipment	422,549	417,140
Deferred stock issuance costs	9,566	8,937

Total assets	$460,665	$467,913

Liabilities
Line of credit	$705,000	$565,000
Accounts payable	16,493	26,629
Accrued payroll liabilities	-	15,402
Due to investors	10,000	10,000

Total liabilities	731,493	617,031

Commitments and Contingencies - Notes 3 and 7

Shareholder's Equity (Deficit)
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 10 shares issued and outstanding	1	1
Additional paid in capital	99	99
Deficit accumulated in the development stage	(270,928)	(149,218)

Total shareholder's equity (deficit)	(270,828)	(149,118)

Total liabilities and shareholder's equity (deficit)	$460,665	$467,913

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statements of Operations
For the quarter ended March 31, 2006 and
For the period November 2, 2005 (Inception) to March 31, 2006
(Unaudited)

		For the period
	For the	November 2, 2005
	quarter ended	(Inception) to
	March 31,	March 31,
	2006	2005
INCOME
Rental	$1,050	1,050
Other	900	900

	1,950	1,950

EXPENSES
Salaries and benefits	47,707	92,719
Postage and printing	2,284	4,055
Interest	7,331	10,731
Telephone	5,429	9,204
Professional fees	28,530	92,654
Office supplies	1,374	2,311
Rent	8,400	16,600
Insurance	4,622	7,297
Dues and subscriptions	1,016	2,240
Application fees	-	10,000
Travel and entertainment	948	2,037
Utilities	3,643	5,178
Employee and director education	10,700	11,700
Other	1,676	6,152

Total expenses	123,660	272,878

Net loss	$(121,710)	$(270,928)

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statement of Shareholder’s Equity (Deficit)
For the period November 2, 2005 (Inception) to March 31, 2006
(Unaudited)

				Deficit
				Accumulated
			Additional	in the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of common stock	10	$1	$99	$-	$100

Net loss for the period	-	-	-	(270,928)	(270,928)

Balance, March 31, 2006	10	$1	$99	$(270,928)	$(270,828)

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statement of Cash Flows
For the period November 2, 2005 (Inception) to March 31, 2006
(Unaudited)

Cash flows from pre-operating activities
Net loss and accumulated deficit
Adjustments to reconcile net loss to
net cash used in pre-operating activities:
Accounts payable	$(270,928)
Accrued payroll liabilities	16,493
Prepaid expenses	(12,600)
Deferred stock issuance costs	(9,566)

Cash used by pre-operating activities	(276,601)

Cash flows from investing activities
Purchases of premises and equipment	(422,549)

Cash flows from financing activities
Borrowings from line of credit	705,000
Proceeds from issuance of stock	100
Borrowings from investors	120,000
Repayments of borrowings from investors	(110,000)

Cash provided by financing activities	715,100

Cash balance at end of period	$15,950

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Lexington Bank Group, LLC (LBG, LLC) was formed as a limited liability corporation on June 7, 2005 to organize a community bank in West Columbia, South Carolina. On November 2, 2005, LBG, LLC formed Congaree Bancshares, Inc., a bank holding company. Congaree Bancshares, Inc. was formed as a corporation to organize and own all of the capital stock of Congaree State Bank (the “Bank”), a proposed state chartered bank to be located in West Columbia, South Carolina, by a group of thirteen individuals (the “Organizers”). On January 10, 2006, Congaree Bancshares, Inc. acquired all of the assets and assumed all of the liabilities of LBG, LLC with an effective date of December 31, 2005.

The proposed Bank will engage in general commercial banking. The Organizers have received conditional approval from the South Carolina Board of Financial Institutions to obtain a state bank charter. The Company is pending approval from the Federal Reserve Board and from the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. Provided the necessary capital is raised and the necessary regulatory approvals are received, it is expected that operations will commence in the third quarter of 2006. The Company intends to have a December 31 year end.

The Company plans to raise a minimum of $14,000,000 (maximum of $25,000,000) by offering for sale 1,400,000 shares (maximum 2,500,000 shares) of its common stock. The Company plans to use $13,000,000 of the proceeds to capitalize the bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 226,500 shares at an aggregate purchase price of approximately $2,265,000. The stock offering is expected to close in July 2006.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devotes substantially all its efforts to establishing a new business. As of March 31, 2006, the Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

Organizational and Pre-Opening Costs – Activities since inception have consisted of organizational activities necessary to obtain regulatory approvals and preparation activities to commence business as a commercial bank. Organizational costs are primarily legal fees related to the incorporation and organization of the Bank. Pre-opening costs are primarily employees’ salaries and benefits, and other operational expenses related to the preparation for the Bank’s opening. The organizational and pre-opening costs are charged against the Company’s and the Bank’s initial period operating results.

Offering Expenses – Offering expenses, consisting principally of direct incremental costs of the stock offering, will be deducted from the proceeds of the offering. Such offering expenses are classified as deferred stock issuance costs until the close of the stock offering.

At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs, estimated to be $570,000, will be charged against the Bank’s initial period operating results. Offering expenses are estimated to be in the range of $589,400 to $1,029,400, and will be deducted from the proceeds of the offering. The Company anticipates using a consultant to assist in selling the Company’s stock. The consultant will be paid on a commission basis at 4% of shares sold. The range of offering expenses is based on the minimum and maximum number of shares sold. At March 31, 2006, the Company had incurred $9,566 in offering related costs.

Management’s Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Premises and Equipment – Premises and equipment includes land and furniture and equipment. The furniture and equipment will be depreciated on a straight line basis over the estimated useful lives of the assets. The range of estimated useful lives for furniture and equipment is 5-10 years.

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally net operating loss carryforwards.

NOTE 2 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at March 31, 2006:

Furniture and Equipment	$42,415
Land	380,134

$422,549

Land represents the property at which the Company’s main office will be located. Upon completion of the offering, construction is anticipated to begin on this office and is expected to be completed in the third quarter of 2007.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Congaree Bancshares, Inc. entered into a lease agreement for a temporary facility on October 15, 2005 for a minimum term of ten months, ending on August 15, 2006. Monthly rental expense for the initial term is $2,800. The lease required the full payment for the ten-month period in advance. The lease agreement provides for one ten-month renewal term with monthly rental amounts to be determined at that time. This space is being used as the administrative office for the Company. The remaining payments expected to be incurred in 2006 are $12,600.

The Company has also engaged a consultant to assist with the sale of the common stock. The consultant will be paid on a commission basis of 4% of total shares sold, excluding shares sold to organizers.

NOTE 4 – INCOME TAXES

As of March 31, 2006, the Company had a net operating loss carry forward of $270,928. There was no benefit for income taxes for the period from November 2, 2005 (inception) to March 31, 2006, since a 100% valuation reserve is being maintained for the net operating loss carry forward.

NOTE 5 – LINE OF CREDIT

The Company has established an $875,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the thirteen organizers. The line bears a variable rate of interest at the prime rate minus 0.5 percent (7.25 percent at March 31, 2006) and matures on November 30, 2006. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of March 31, 2006, $705,000 is outstanding on this line of credit.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTE 6 – SHAREHOLDER’S EQUITY

The Company has the authority to issue up to 10,000,000 shares of voting common stock with $0.01 par value and to issue up to 10,000,000 shares of preferred stock with no par value. As of March 31, 2006, 10 shares have been issued to the Chief Executive Officer. It is expected that these shares will be redeemed upon the close of the stock offering.

NOTE 7 – EMPLOYMENT CONTRACTS

The Company has entered into three-year employment contracts with its President and Chief Executive Officer and Senior Vice President and Chief Business Development Officer. The employment terms began November 1, 2005. Both are entitled to certain additional benefits, including stock options, health insurance, country club dues, and paid vacation. Auto allowances and life insurance are among other benefits provided to them.

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2006, the Company began selling shares of common stock. As of May 30, 2006, proceeds totaling approximately $600,000 from sales of stock had been received and placed in escrow.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Congaree State Bank (in organization), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our lack of operating history;
•	potential delays in the opening date of the bank;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio, once we open;
•	the rate of delinquencies and amounts of charge-offs, once we open;
•	the rates of loan growth, once we open;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions (State Board) for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company. We have received preliminary approval from the State Board. We are awaiting preliminary approval from the Federal Reserve Board and the FDIC.

At March 31, 2006, we had total assets of $460,665, consisting of cash of $15,950, premises and equipment of $422,549, deferred stock issuance costs of $9,566 and other assets of $12,600.

Our liabilities at March 31, 2006 were $731,493, consisting of a note payable of $705,000, accounts payable of $16,493 and due to investors of $10,000. We had a shareholder’s deficit of $270,828 at March 31, 2006.

We had a net loss of $270,928 for the period November 2, 2005 (inception) to March 31, 2006. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the State Board to charter the bank, the FDIC to obtain insurance of the deposits of the bank, and the Federal Reserve Board to form a holding company, responding to questions and providing additional information to those agencies in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through a line of credit guaranteed by our organizers.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the State Board for the bank to open for business, hiring qualified personnel to work in the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to the company, these activities will include the pursuit of approval from the Federal Reserve to become a holding company by acquiring all of the capital stock to be issued by the bank.

Through the bank, we will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank’s primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. Currently, we have 4 employees and expect this number to increase to approximately 18 employees by the end of 2006.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Principal Officer has concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2006, we sold 10 shares of common stock for $10 per share to our president and chief executive officer, F. Harvin Ray, Jr. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 as part of our organization. We will redeem these shares after the closing of the offering.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 2, 2006	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President, Chief Executive Officer, and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number                   Description

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.