Form 10QSB
period 2006-09-30
Congaree Bancshares Inc
filed 2006-11-14
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

(803) 461-0165
(Issuer's telephone number)
______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.
                                                                                                             Yes        No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   1,620,000 shares of common stock, par value $.01 per share, outstanding as of October 27, 2006.

Transitional Small Business Disclosure Format (check one):       Yes        No

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

INDEX

PART I - FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - September 30, 2006 and December 31, 2005	2

Condensed Statement of Operations - Nine and three months ended September 30, 2006
and for the period November 2, 2005 (Inception) to September 30, 2006	3

Condensed Statement of Shareholders' Equity (Deficit)-
For the period November 2, 2005 (Inception) to September 30, 2006	4

Condensed Statement of Cash Flows - For the period November 2, 2005
(Inception) to September 30, 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

CONGAREE BANCSHARES, INC.
(A Company in the Development Stage)

Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash	$15,713,331	$20,836
Prepaid expenses	14,710	21,000
Premises and equipment	430,193	417,140
Deferred stock issuance costs	-	8,937

Total assets	$16,158,234	$467,913

Liabilities
Line of credit	$1,300,000	$565,000
Accounts payable	89,117	36,629
Accrued payroll liabilities	57,212	15,402

Total liabilities	1,446,329	617,031

Commitments and Contingencies - Notes 3 and 7

Shareholder’s Equity (Deficit)
Preferred stock, no par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 1,620,000 and 10 shares issued and outstanding
at September 30, 2006 and December 31, 2005, respectively	16,200	1
Additional paid in capital	15,449,548	99
Deficit accumulated in the development stage	(753,843)	(149,218)

Total shareholder’s equity (deficit)	14,711,905	(149,118)

Total liabilities and shareholder’s equity (deficit)	$16,158,234	$467,913

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statements of Operations
For the nine and three months ended September 30, 2006 and
For the period November 2, 2005 (Inception) to September 30, 2006
(Unaudited)

			For the period
			November 2,
	For the nine	For the three	2005
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2006	2006	2006
INCOME
Rental	$2,674	$1,274	$2,674
Other	6,188	5,288	6,188

	8,862	6,562	8,862

EXPENSES
Salaries and benefits	322,592	186,086	367,604
Postage and printing	45,105	32,732	46,876
Interest	51,454	30,210	54,854
Telephone	11,002	4,872	14,777
Professional fees	48,330	2,325	112,454
Office supplies	4,463	1,655	5,400
Rent	36,182	19,382	44,382
Insurance	21,008	5,767	23,683
Dues and subscriptions	3,441	970	4,665
Application fees	-	-	10,000
Travel and entertainment	32,480	24,936	33,571
Utilities	6,759	1,299	8,294
Employee and director education	11,147	300	12,147
Other	19,524	4,754	23,998

Total expenses	613,487	315,288	762,705

Net loss	$604,625	$308,726	$753,843

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statement of Shareholder’s Equity (Deficit)
For the period November 2, 2005 (Inception) to September 30, 2006
(Unaudited)

				Deficit
				Accumulated
			Additional	in the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of common stock	1,620,000	$16,200	$16,183,800	$-	$16,200,000

Stock Issuance Costs	-	-	(734,252)	-	(734,252)

Net loss for the period	-	-	-	(753,843)	(753,843)

Balance, September 30, 2006	1,620,000	$16,200	$15,449,548	$(753,843)	$14,711,905

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Statement of Cash Flows
For the period November 2, 2005 (Inception) to September 30, 2006
(Unaudited)

Cash flows from pre-operating activities
Net loss and accumulated deficit	$(753,843)
Adjustments to reconcile net loss to
net cash used in pre-operating activities:
Accounts payable	89,117
Accrued payroll liabilities	57,212
Prepaid expenses	(14,710)

Cash used by pre-operating activities	(622,224)

Cash flows from investing activities
Purchases of premises and equipment	(430,193)

Cash flows from financing activities
Borrowings from line of credit	1,300,000
Proceeds from issuance of stock, net	15,465,748
Borrowings from investors	120,000
Repayments of borrowings from investors	(120,000)

Cash provided by financing activities	16,765,748

Cash balance at end of period	$15,713,331

See notes to financial statements.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Lexington Bank Group, LLC (LBG, LLC) was formed as a limited liability corporation on September 7, 2005 to organize a community bank in West Columbia, South Carolina. On November 2, 2005, LBG, LLC formed Congaree Bancshares, Inc. (the “Company”), a bank holding company. The Company was formed as a corporation to organize and own all of the capital stock of Congaree State Bank (the “Bank”), a proposed state chartered bank to be located in West Columbia, South Carolina, by a group of thirteen individuals (the “Organizers”). On January 10, 2006, the Company acquired all of the assets and assumed all of the liabilities of LBG, LLC with an effective date of December 31, 2005.

As of September 30, 2006, the Organizers had received approval from the South Carolina Board of Financial Institutions to obtain a state bank charter, the Company had received approval from the Federal Reserve Board to acquire the stock of the Bank and the Bank had received conditional approval from the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. On October 16, 2006, the Bank opened for business. The Bank will engage in general commercial banking. The Company will have a December 31 year-end.

The Company plans to raise a minimum of $14,000,000 (maximum of $25,000,000) by offering for sale 1,400,000 shares (maximum 2,500,000 shares) of its common stock. The Company plans to use $13,200,000 of the proceeds to capitalize the bank. The organizers, directors, executive officers, and members of their immediate families expect to purchase a total of 236,500 shares at an aggregate purchase price of approximately $2,365,000. The stock offering is expected to close in October, 2006. As of September 30, 2006, the Company had received stock subscription deposits in the amount of $16,200,000. Per the escrow agreement, once the Company receives the minimum of $14,000,000 in subscriptions, the cash will become an asset of the Company. As of November 1, 2006, the Company had accepted stock subscriptions for 1,760,630 shares, reflecting a total of $17,606,300 raised in the offering. The Company anticipates completing the offering by November 15, 2006.

As of September 30, 2006, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it devoted substantially all its efforts to establishing a new business. As of September 30, 2006, the Company’s planned principal operations had not commenced and revenue had not been recognized from the planned principal operations.

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

At the completion of the sale of common stock and the opening of the Bank, incurred organizational and pre-opening costs will be charged against the Bank’s initial period operating results. Offering expenses are estimated to be in the range of $589,400 to $1,029,400, and will be deducted from the proceeds of the offering. The Company is using a consultant to assist in selling the Company’s stock. The consultant will be paid on a commission basis at 4% of shares sold. The range of offering expenses is based on the minimum and maximum number of shares sold. At September 30, 2006, the Company had paid $734,252 in offering related costs.

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

NOTE 2 – PREMISES AND EQUIPMENT

Premises and equipment consists of the following at September 30, 2006:

Furniture and Equipment	$50,059
Land	380,134

$430,193

Land represents the property at which the Bank’s main office will be located. Upon completion of the offering, construction is anticipated to begin on this office and is expected to be completed in the third quarter of 2007.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company entered into a lease agreement for a temporary facility on October 15, 2005 for a minimum term of ten months, ending on August 15, 2006. Monthly rental expense for the initial term is $2,800. The lease expired and on September 1, 2006 the Company entered into a lease agreement for a term of twelve months, ending on August 31, 2007. Monthly rental expense for the initial term is $3,000.

The Company has also engaged a consultant to assist with the sale of the common stock. The consultant will be paid on a commission basis of 4% of total shares sold, excluding shares sold to organizers.

NOTE 4 – INCOME TAXES

As of September 30, 2006, the Company had a net operating loss carry forward of $753,843. There was no benefit for income taxes for the period from November 2, 2005 (inception) to September 30, 2006, since a 100% valuation reserve is being maintained for the net operating loss carry forward.

NOTE 5 – LINE OF CREDIT

The Company has established a $1,300,000 line of credit with a bank to fund operating expenses during the development stage. The line is uncollateralized and has a limited guaranty by the thirteen organizers. The line bears a variable rate of interest at the prime rate minus 0.5% (7.75% at September 30, 2006) and matures on November 30, 2006. Interest is due on a monthly basis and the unpaid principal balance is due at maturity. As of September 30, 2006, $1,300,000 was outstanding on this line of credit. On October 11, 2006, the line was paid off.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTE 6 – SHAREHOLDER’S EQUITY

The Company has the authority to issue up to 10,000,000 shares of voting common stock, par value $0.01 per share, and to issue up to 10,000,000 shares of preferred stock with no par value. As of September 30, 2006, 1,620,000 shares have been sold and are in the process of being issued.

NOTE 7 – EMPLOYMENT CONTRACTS

The Company has entered into three-year employment contracts with its President and Chief Executive Officer and Senior Vice President and Chief Business Development Officer. The employment terms began November 1, 2005. The Company has entered into a three-year employment contract with its Executive Vice President and Chief Financial Officer with the term begining September 14, 2006. They are entitled to certain additional benefits, including stock options, health insurance, country club dues, and paid vacation. Auto allowances and life insurance are among other benefits provided to them.

NOTE 8 – RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion–1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 9 – SUBSEQUENT EVENTS

On October 16, 2006, Congaree State Bank opened for business. The Company transferred $13,200,000 to the Bank as capital. As of November 1, 2006, the Company had sold 1,760,630 shares of common stock, resulting in gross proceeds of $17,606,300.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Congaree State Bank, during the periods included in the

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Item 2.   Management’s Discussion and Analysis or Plan of Operations, continued

accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

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

Through September 30, 2006, our principal activities have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina State Board of Financial Institutions (State Board) for our application to charter the bank, our pursuit of approvals from the FDIC for our application for deposit insurance, and our pursuit of approvals from the Federal Reserve Board to form a holding company. As of September 30, 2006, we had received conditional approval from the South Carolina Board of Financial Institutions to obtain a state bank charter, approval from the Federal Reserve Board to acquire the stock of the Bank, and conditional approval from the Federal Deposit Insurance Corporation (FDIC) for deposit insurance. Final approvals were received from the Federal Reserve Board on September 25, 2006 and the Federal Deposit Insurance Corporation on October 12, 2006. On October 16, 2006, the Bank opened for business.

At September 30, 2006 we had total assets of $16,158,234, consisting of cash of $15,713,331, premises and equipment of $430,193, and prepaid expenses of $14,710.

Our liabilities at September 30, 2006 were $1,446,329, consisting of a note payable of $1,300,000, accounts payable of $89,117, and accrued payroll liabilities of $57,212. We had a shareholder’s equity of $14,711,905 at September 30, 2006.

We had a net loss of $753,843 for the period November 2, 2005 (inception) to September 30, 2006, $604,625 for the nine months ended September 30, 2006, and $308,726 for the three months ended September 30, 2006. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included the preparation and filing of applications with the State Board to charter the bank, the FDIC to obtain insurance of the deposits of the bank, and the Federal Reserve Board to form a holding company, responding to questions and providing additional information to those agencies in connection with the application process, the selling of our common stock in the offering, meetings and

CONGAREE BANCSHARES, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

Item 2.   Management’s Discussion and Analysis or Plan of Operations, continued

discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we were still in the organizational stage as of September 30, 2006, we have had no operations from which to generate revenues. Operations through September 30, 2006 have been funded through a line of credit guaranteed by our organizers.

As noted above, on October 16, 2006, we opened the bank for business. We will offer a full range of commercial banking services to individuals and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in our primary service area. Customer deposits will be insured to the maximum extent provided by law through the FDIC. We intend to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

Following the offering, we believe we can satisfy future cash requirements for at least the first several years of operation and will not have to raise additional capital during the first twelve months of operation. As of September 30, 2006, we had 18 employees and expect this number to increase to approximately 21 employees by the end of 2006.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 14, 2006	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By: /s/ Charlie T. Lovering
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