Form 10KSB
period 2006-12-31
Congaree Bancshares Inc
filed 2007-04-02
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended:  December 31, 2006

   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ________

Commission file number 333-131931

Congaree Bancshares, Inc.
(Exact name of small business issuer in its charter)

South Carolina	20-1734180
(State of Incorporation)	(I.R.S. Employer Identification No.)

3618 Sunset Boulevard, West Columbia, SC	29169
(Address of principal executive offices)	(Zip Code)

(803) 461-0165
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes      No

        State issuer's revenues for its most recent fiscal year. $158,490.00

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2007 was $15,309,440. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price in our initial public offering and the last trade of which management is aware prior to this date.

        The number of shares outstanding of the issuer’s common stock, as of March 15, 2007 was 1,764,439.

         Transitional Small Business Disclosure Format.   (Check one):   Yes       No

PART I

Item 1.   Business.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors” and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”). Our Bank is a state bank organized under the laws of the United States and provides banking services to consumers and small- to mid-size businesses, principally in Richland and Lexington Counties, South Carolina. Since our inception in November 2005 and before our opening the Bank for business on October 16, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution.

Marketing Focus

        Congaree State Bank is a locally-owned and operated bank organized to serve consumers and small- to mid-size businesses and professional concerns. A primary reason for operating the bank lies in our belief that a community-based bank, with a personal focus, can better identify and serve local relationship banking needs than can a branch or subsidiary of larger outside banking organizations. We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. Our future profitability, however, is dependent on a number of factors, including the continued success of the economy and the successful implementation of our business strategies. No assurance can be given that economic conditions will remain favorable in our market or that we successfully achieve or maintain profitability in the future.

Banking Services

                   The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the Bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

        Our primary service area consists of Lexington and Richland Counties, with a primary focus on an area within a 15 mile radius of our main office in West Columbia, South Carolina. Our Sunset office will be located in West Columbia on a major artery that connects Columbia with Lexington. We anticipate the Sunset office to open December, 2007. The site is located approximately one mile east of the Lexington Medical Center and will provide excellent visibility for the bank. We are currently temporarily leasing a facility approximately two miles west of our anticipated main office. This temporary facility is located at 3618 Sunset Boulevard, West Columbia, South Carolina. We will open a new branch and administration office at 1201 Knox Abbot Drive, Cayce, South Carolina. We anticipate opening the Cayce Office during April 2007. Our anticipated expansion plans include opening an additional branch strategically located in our primary service area by the end of 2008. This branch will extend the market reach of our bank, and it will increase our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

        Our primary service area consists of Lexington and Richland Counties, South Carolina. With its central location in the state and convenient access to I-20, I-26, and I-77, this area is considered one of the fastest growing areas in South Carolina. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. Lexington Medical Center, Lexington County’s largest employer, has approximately 3,800 employees and is expanding its facilities. We estimate that this new facility will bring an estimated 350 new jobs to the county. The other top employers in Lexington County include Michelin Tire Corporation, Allied-Signal Corporation, United Parcel Service, and NCR Corporation. The amenities and opportunities that our primary service area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive.

        Our primary service area has also experienced solid population growth. Since 1950, the population in Lexington County has increased over 380%. Based on U.S. Census data, West Columbia is the largest city in Lexington County with approximately 13,000 residents in 2000, representing a growth rate of approximately 23% from 1990 to 2000. This significantly outpaced the rates of population growth of the State of South Carolina and the United States during this period which were approximately 15% and 13%, respectively. Lexington County shared similar population growth. From 1990 to 2000, Lexington County’s growth rate of approximately 29% ranked in the top five of all counties in South Carolina. Together, Lexington and Richland Counties had a population of over 536,000 as of the 2000 census, which is expected to increase to approximately 600,000 by 2010, or 12%. Within a 15 mile radius of our proposed main bank, the population grew at a rate of approximately 14% between 1990 and 2000. This growth in population has contributed to a significant increase in construction activity in the area. According to the Central Midlands Council of Governments, new single family housing units approved for construction in Lexington and Richland Counties increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%. We believe that this trend will continue and presents a unique opportunity for a new locally-owned and operated community bank. Ultimately, the success of the bank will depend on the economy of the community, and an economic downturn would hurt our business. We believe that the demographic factors in Lexington and Richland Counties make it a desirable market in which to grow our bank.

Lending Activities

        We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our bank’s primary service area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

        The well established banks in our service area will likely make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

        Loan Approval and Review. The bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. The bank does not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank currently intends to adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank expects to sell residential mortgage loans that it originates in the secondary market.

        Loan Distribution. We intend to emphasize a variety of lending services, including real estate – mortgage, real estate — construction, commercial, and equity line and consumer loans to the individuals and small- to mid-size businesses that are located or conduct a substantial portion of their business in our primary market area. We estimate that our initial percentage distribution of our loans for 2007 will be approximately as follows:

Real Estate - Mortgage	62%
Real Estate - Construction	10%
Commercial Loans	23%
Equity Line and Consumer Loans	5%

Total	100%

These are estimates only. Our actual loan distribution will depend on our customers and vary initially and over time.

        Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. We anticipate that initially our allowance for loan losses will equal approximately 1.00% of the average outstanding balance of our loans. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	specific problem loans and commitments that may affect the borrower’s ability to pay;
•	regular reviews of loan delinquencies and loan portfolio quality by our internal auditors and our bank regulators; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits will increase or decrease as the bank’s capital increases or decreases. Unless the bank is able to sell participations in its loans to other financial institutions, the bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

        Credit Risk. The principal credit risk associated with each category of loans is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the manufacturing, services, and retail market segments. General economic factors affecting a borrower’s ability to repay include interest, inflation, and employment rates and the strength of local and national economy, as well as other factors affecting a borrower’s customers, suppliers, and employees.

        Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up approximately 72% of the bank’s loan portfolio. These loans will generally fall into one of two categories: real estate – mortgage and real estate — construction. These categories are discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

        Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we typically do not advance more than regulatory limits. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance, if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

        We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Real Estate – Mortgage. Loans secured by real estate mortgages are the principal component of loan portfolio. We expect that real estate – mortgage loans will make up approximately 62% of our loan portfolio. These loans generally fall into one of two categories: residential real estate loans and commercial real estate loans.

•	Residential Real Estate Loans. These loans generally have longer terms, up to 30 years. We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.

•	Commercial Real Estate Loans. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request.

•	Real Estate – Construction. We expect that real estate – construction loans will make up approximately 10% of our loan portfolio. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

        Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. We focus our efforts on commercial loans of less than $1,000,000. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically have terms not exceeding one year and are usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

        We expect to also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 and “LowDoc” programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.

        Equity and Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 or more months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal.

        Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans.

        We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property.

        Relative Risks of Loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets. Certain real estate loans are less risky than others. Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans. Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans. Any type of loan which is unsecured is generally more risky than secured loans. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

Deposit Services

        We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are typically tailored to our primary service area at competitive rates. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, and other organizations.

        Deposit Distribution. We estimate that our initial percentage distribution of our deposits for 2007 will be approximately as follows:

Demand Deposit	16%
Savings & Money Market	47%
Time Deposits	37%

Total	100%

These are estimates only. Our actual deposit distribution will depend on our customers and vary initially and over time.

Other Banking Services

        We offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and travelers checks. The bank is associated with the Intercept Switch, Pulse, MasterCard, Cirrus and Plus ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs. We also offer a debit card and credit card services through a correspondent bank as an agent for the bank. We anticipate that the bank eventually may offer other bank services including, lines of credit, 24-hour telephone banking, and online banking. We do not expect the bank to exercise trust powers during its initial years of operation.

Competition

        The Columbia/West Columbia/Lexington market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we will compete effectively in this market by offering quality and personal service.

Employees

        As of March 15, 2007, we had 24 full-time employees and 1 part-time employee.

SUPERVISION AND REGULATION

        Both Congaree Bancshares, Inc., and Congaree State Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Congaree Bancshares, Inc.,

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. As a bank holding company located in South Carolina, the South Carolina Board of Financial Institutions also regulates and monitors all significant aspects of our operations.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

        Our common stock is not registered under Section 12 of the Securities Exchange Act of 1934. If we have more than 500 shareholders of record on December 31, of any year, we will be required to register our common stock under Section 12 of the Securities Exchange Act during the first 120 days of the following year. Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Congaree State Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Congaree State Bank– Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Congaree State Bank

        The bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.

        The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

        The South Carolina Board of Financial Institutions requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The South Carolina Board of Financial Institutions also requires the bank to prepare quarterly reports on the bank’s financial condition in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

         Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized – The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized – The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized – The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized – The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized – The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the FDIC determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        FDIC Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required to issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIRA, the FDIC will begin indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

        Transactions with Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

         Branching. Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.

        Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Payment of Dividends. A South Carolina state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination. The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDICIA, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Risk Factors

We expect to incur losses for at least our first two years, and there is a risk we may never become profitable.

        In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money. This will take time. Our future profitability is dependent on numerous factors including the continued success of the economy of the community and favorable government regulation. While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business. We are also a highly regulated institution. Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans, purchase securities, and pay dividends. Although we expect to become profitable in our third year, there is a risk that a deterioration of the local economy or adverse government regulation and other factors could affect our plans.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy of the estimate depends on the outcome of future events. Therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in an increase of our net loss, and possibly a decrease in our capital.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $3,083 of our loans, or .024% of our Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2006, we did not have any commercial loans that exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

        Due to our short operating history, all of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Lexington and Richland County areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Lexington and Richland Counties. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented 24.64% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or especially in the Lexington or Richland County area, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

We expect that a significant portion of our loan portfolio will be secured by real estate, and events that negativelyimpact the real estate market could hurt our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, 87.30% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. The Federal Reserve began raising short-term interest rates in the second quarter of 2004 and continued to raise short-term interest rates throughout 2006 and the first half of 2006. We anticipate that we will benefit from a steady or falling interest rate environment. However, no assurance can be given that the Federal Reserve will actually begin to decrease interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        F. Harvin Ray, Jr., our chief executive officer, has extensive and long-standing ties within our primary service areas and provides us with an important medium through which to market our products and services. If we lose the services of Mr. Ray, he could be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our growth strategy and seriously harm our business, results of operations, and financial condition.

        We have grown rapidly since opening in October 2006. However, we may not be able to sustain this rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations are not necessarily indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ended December 31, 2007, we will be required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. For the year ended December 31, 2008, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management’s assessment. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

        We are evaluating our internal control systems in order to allow management to report on our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, for the year ending December 31, 2007. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting for the year ending December 31, 2008, then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

        In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are applicable to us, will increase the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, significant compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

                   We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract deposits.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There are also a number of other relatively new community banks in our market that share our general marketing focus on small- to medium-sized businesses and individuals. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

        We have never acquired another institution before, so we lack experience in handling any of these risks. There is the risk that any expansion effort will not be successful.

There is no public market for our shares, and we do not believe that we have enough shareholders or outstanding shares to support an active trading market, even if we are eventually listed on a recognized trading exchange.

        There is currently no established market for our common stock. We do not expect to qualify for listing on NASDAQ or any other exchange for at least several years. We would need a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be listed on the OTC Bulletin Board. We currently do not have, and we are uncertain when we will have, a sponsoring broker-dealer for our common stock. Even if we secure a broker-dealer, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market in our common stock. For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

Item 2.   Description of Property.

        Our Sunset office will be located at the intersection of Sunset Boulevard and Kim Street approximately one mile east of the Lexington Medical Center. Our address will be 2023 Sunset Boulevard, West Columbia, South Carolina 29169. The building will be approximately 4,100 square feet on a site that is approximately 1.5 acres in size. We are in the process of bidding the Sunset Property for branch construction with a lease back clause to the bank. We will commence construction of this facility following completion of the bid process and expect to occupy the building end of 4th quarter 2007. In the interim period, we are leasing a temporary facility approximately two miles west of the proposed main office at 3618 Sunset Boulevard, West Columbia, South Carolina 29169. The lease has been extended until January 2008. Annual lease rent is $36,000. We will be occupying another branch and administration office during 2nd quarter of 2007, located at 1201 Knox Abbot Drive, Cayce, South Carolina. This building will give the bank approximately 7,500 square feet in administration area and approximately 2,100 square feet branch office with a drive in facility. We also expect to open a third full service branch in our primary service area by the end of 2008. We have not selected a location for this office.

Item 3.   Legal Proceedings.

        In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We are not aware of any pending or threatened proceeding against us which we expect to have a material effect on our business, results of operations, or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.   Market for Common Equity and Related Stockholder Matters.

        There is no established market for our common stock. We do not expect to qualify for listing on Nasdaq or any other exchange for at least several years. We are currently considering whether to seek a sponsoring broker-dealer to match buy and sell orders for our common stock in order to be quoted on the OTC Bulletin Board. Even if we become quoted, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The decision of whether to seek a sponsoring broker-dealer has not yet been made and remains wholly within our discretion.

        Trading and quotations of the common stock have been limited and sporadic. Management is not aware of the prices at which all shares of stock have been traded. The only trades of which the Company is aware were $10.00 per share.

                As of March 1, 2007, there were 1,764,439 shares of common stock outstanding held by approximately 1,869 shareholders of record. All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006, 2007. The price per share in our initial public offering was $10.00. We are not aware of any trades of our common stock.

                We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends. We intend to retain earnings to grow our business and strengthen our capital base. Our ability to pay dividends depends on the ability of our subsidiary, Congaree State Bank, to pay dividends to us. As a South Carolina state bank, our bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts. In addition, our bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.

                   Our registration statement on Form SB-2 (file no. 333-131931), which registered the issuance of the shares to be sold in our initial public offering, was declared effective on February 17, 2006. The offering commenced on April 12, 2006 and terminated on October 16, 2006. We registered the issuance of a total of 2,630,000 shares in the offering and 130,000 warrants for an aggregate potential offering price of $26,300,000. We sold 1,764,439 shares of common stock at an offering price of $10.00 per share for aggregate proceeds of $17,644,390. We issued 130,000 warrants to the organizers of the bank.

                We incurred $790,252 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company.

                We used $13,200,000 of the proceeds to capitalize the bank, $154,384 to pay the offering expenses, and $635,868 to pay the sales agent fee. The remaining proceeds were placed in the holding company’s bank account.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006.

        Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

General

        Our bank opened for business on October 16, 2006. Therefore, a comparison of the years ended December 31, 2006 and December 31, 2005 is not meaningful. Until October 2006, our principal activities related to our organization, the conducting of our initial public offering, the pursuit of approvals from the South Carolina Board of Financial Institutions for our application to charter the bank, the pursuit of approvals from the Federal Reserve to become a bank holding company, and the pursuit of approvals from the FDIC for our application for insurance of the deposits of the bank. The organizational costs incurred during the period from our inception on November 2, 2005 through December 31, 2006 related primarily to consulting costs, salaries and license fees and totaled $847,904. We completed our stock offering in October 2006, upon the issuance of 1,764,439 shares with net proceeds totaling $16,854,038. We capitalized the bank with $13,200,000 of the proceeds from the stock offering.

        Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

        There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

General

        Our net loss for the year ended December 31, 2006, the first partial year of operations, was $672,761, or a net loss of $1.50 per share. Prior to opening the bank on October 16, 2006, we were involved in activities related to our organization and of our subsidiary bank including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the year ended December 31, 2006. We incurred a total of $847,904 in organizational expenses from inception (November 2, 2005) to the bank’s opening date, of which $698,686 was incurred during the year ended December 31, 2006. These costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

        Included in the loss for the year ended December 31, 2006 is a non-cash expense of $50,000 related to the provision for loan losses. The loan loss reserve was $50,000 as of December 31, 2006, or 1.00% of gross loans.

Net Interest Income

        Net interest income was $146,088 for the year ended December 31, 2006. Net interest income is the company’s primary source of revenue. Net interest income is the difference between income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

        Interest income for the year ended December 31, 2006 included $59,401 on loans, $37,884 on investments and $143,779 on federal funds sold and other. Total interest expense of $94,976 for the year ended December 31, 2006 includes $32,793 related to deposit accounts. The remaining $62,183 of interest expense for the year related to borrowings, including the line of credit and note payable used to fund organizational expenses incurred prior to opening the bank.

        Our consolidated net interest margin for the year ended December 31, 2006 was 4.12%, and our earning assets averaged $241,064 million. The net interest margin is calculated as net interest income divided by year-to-date average earning assets. Our net interest spread was 0.48% for the year ended December 31, 2006. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

        The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates For the Year Ended December 31, 2006

	Average	Income/	Yield/
	Balance	Expense (2)	Rate

Earning assets:
Federal funds sold and other	$2,452,940	$143,779	5.86%
Investment securities	717,604	37,884	5.28%
Loans(1)	377,122	59,401	15.75%

Total earning-assets	3,547,666	241,064	6.80%
Nonearning assets	1,064,601

Total assets	$4,612,267

Interest-bearing liabilities:
NOW accounts	$75,416	$1,586	2.10%
Savings & money market	102,984	4,512	4.38%
Time deposits	463,502	26,696	5.76%

Total interest-bearing deposits	641,902	32,794	5.11%

Borrowings	860,700	62,183	7.22%

Total interest-bearing liabilities	1,502,602	94,977	6.32%

Noninterest bearing liabilities	411,814
Shareholders' equity	2,697,851
Total liabilities and
shareholders' equity	$4,612,267

Net interest spread			0.48%
Net interest income/ margin		$146,087	4.12%

_________________

(1)

There were no loans in nonaccrual status in 2006. The effect of fees collected on loans totaling $30,435 increased the annualized yield on loans by 8.07% from 7.68%. The effect on the annualized yield on earning assets was an increase of 0.86% from 5.94%. These increases are primarily attributable to the increase in loans originated in December 2006.

(2)	Income and expenses are for the period October 16, 2006 through December 31, 2006, except interest on borrowings, which is for the entire year.

Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. As this was the first year of operations for the bank, all interest income and expense is attributable to volume and therefore we have omitted the table analyzing the changes in net interest income as it would not be meaningful.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses was $50,000 for the year ended December 31, 2006. Management continues to review and evaluate the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

Noninterest income for the year ended December 31, 2006 was $11,268. Service fees on deposit accounts were $74 for the year ended December 31, 2006. Included in total other income of $8,969 is $2,674 in rental income related to the lease of our land at Sunset Boulevard. Also included in noninterest income was $2,225 in mortgage origination fees we received on residential loans funded and closed by a third party.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the year ended December 31, 2006.

Salaries and benefits	$593,216
Professional fees	155,464
Marketing	27,833
Insurance	27,440
Occupancy and equipment	155,151
Data processing and related costs	31,979
Telephone and supplies	39,100
Other	164,196

Total noninterest expenses	$1,194,379

        Salaries and benefits totaled $593,216 for the year ended December 31, 2006 and included salaries during the organizational process. Professional fees totaled $155,151 during the year and included expenses with organizing the Bank. Included in total noninterest expenses is $847,904 related to pre-opening and organizational costs incurred prior to the bank’s opening on October 16, 2006.

Income Tax Benefit

        An income tax benefit of $414,262 was recognized for the year ended December 31, 2006 related primarily to net operating loss carry-forwards created in 2006.

Balance Sheet Review

General

        At December 31, 2006, we had total assets of $24,078,121. These assets consisted of cash and due from banks of $448,239; federal funds sold of $11,727,000 securities available for sale of $4,214,506, property and equipment of $2,150,983, net loans of $4,945,781 and accrued interest receivable and other assets of $177,266. Our liabilities at December 31, 2006 were $8,020,900 and consisted of deposits of $8,008,566, and other liabilities of $12,334. Shareholders’ equity at December 31, 2006 was $16,057,221.

Investments

        At December 31, 2006, the $4,214,506 in our investment securities portfolio represented approximately 17.5% of our total assets. We held U.S. Government agency securities and government sponsored enterprise investments.

        Contractual maturities and yields on our investment securities available for sale at December 31, 2006 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for Sale
Government
sponsored enterprises	$496,485	5.30%	$1,699,570	5.40%	$501,000	5.32%	-	-	$2,697,055	5.37%
U.S. Government
sponsored agencies	-	-	-	-	1,517,451	5.17%	-	-	1,517,451	5.17%

Total	$496,485	5.30%	$1,699,570	5.40%	$2,018,451	5.21%	$-	-	$4,214,506	5.30%

        The amortized costs and the fair value of our investments at December 31, 2006 are shown in the following table.

	Amortized	Fair
	Cost	Value
Available for Sale
Government sponsored enterprises	$1,517,670	$1,517,673
U.S. Government sponsored agencies	2,697,081	2,696,833

Total	$4,214,751	$4,214,506

        The Company believes, based on industry analyst reports and credit ratings that the deterioration in fair values of investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Loans

        Since loans typically provide higher interest yields than other types of interest-earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. Average loans for the year ended December 31, 2006 were $377,122. Before allowance for loan losses, gross loans outstanding at December 31, 2006 were $4,995,781 representing 20.75 % of our total assets.

        The principal component of our loan portfolio is loans secured by real estate mortgages. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 90%.

        The following table summarizes the composition of our loan portfolio as of December 31, 2006.

		% of
	Amount	Total
Real Estate:
Commercial	$3,153,411	63.12
Construction and development	444,242	8.90
Consumer residential	259,688	5.20
Home equity	504,415	10.10

Total real estate	4,361,756	87.32

Commerical business	158,500	3.17
Consumer - other	475,525	9.51

Gross loans	4,995,781	100.00

Less allowance for loan losses	50,000

Total loans, net	$4,945,781

        The largest component of our loan portfolio at year-end was commercial real estate loans which represented 63.12% of the portfolio. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following tables is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2006.

		After one
	One year	but within	After five
	or less	five years	years	Total

Real estate- mortgage	$379,000	$2,264,514	$1,274,000	$3,917,514
Real estate- construction	-	-	444,242	444,242

Total real estate	379,000	2,264,514	1,718,242	4,361,756
Commercial	110,000	48,500	-	158,500
Consumer- other	160,000	110,525	205,000	475,525

Gross loans	$649,000	$2,423,539	$1,923,242	$4,995,781

Loans maturing- after one year with
Fixed interest rates	1,321,412
Floating interest rates	2,419,558

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $50,000 as of December 31, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses will be based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We will also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity. Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        We do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to confirm the grading of samples of loans.

Nonperforming Assets

        The bank has not charged off any loans since commencing operations. There were no nonaccrual or nonperforming loans at December 31, 2006, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Deposits and Other Interest-Bearing Liabilities

        Our primary source of funds for loans and investments is our deposits and short-term repurchase agreements. Average total deposits for the year ended December 31, 2006 were $1,052,111. The following table shows the balance outstanding and the average rates paid on deposits held by us for the year ended December 31, 2006.

	Amount	Rate
Noninterest bearing demand deposits	$723,074	-%
Interest bearing demand deposits	686,750	1.20
Money market accounts	1,059,118	4.56
Savings accounts	44,783	2.83
Time deposits less than $100,000	2,778,501	6.45
Time deposits greater than $100,000	$2,716,340	5.63

Total Deposits	$8,008,566	4.13%

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $5,292,226 at December 31, 2006. Our loan-to-deposit ratio was 62.38% at December 31, 2006.

        All of our time deposits are certificates of deposits. The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 is as follows:

Three months or less	$13,361
Over three through six months	3,405,016
Over six through twelve months	1,383,464
Over twelve months	693,000

Total	$5,494,841

Short-Term Borrowings

        As of December 31, 2006, we had a short-term line of credit with a correspondent bank to purchase unsecured federal funds totaling $7,900,000.

        Until October 16, 2006, we had a line of credit and a note payable with a bank at the prime rate minus 0.25% that was primarily used to fund the organizational and start-up costs of the bank.

Capital Resources

        Total shareholders’ equity was $16,057,221 at December 31, 2006. Shareholders’ equity is comprised of proceeds from the completion of our initial public offering which raised $16,854,038, net of offering expenses. Of the proceeds, $13,200,000 was used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future. Equity was reduced by the net loss for the year ended December 31, 2006 of $672,761, and unrealized losses on investment securities of $162, net of tax.

        The Federal Reserve also requires bank holding companies to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” Prior to March 2006, all bank holding companies with less than $150 million in total assets, including the Company, qualified for this exemption. On March 30, 2006, the Federal Reserve adopted a new rule expanding the definition of a “small bank holding company.” The new definition includes bank holding companies with less than $500 million in total assets. However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. The Federal Reserve’s use of the phrase “material amount of . . . equity securities . . . registered with the SEC” created uncertainty, as the SEC registration requirements apply to classes of securities not to a portion of the shares in a class. According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Based on informal discussions with staff members of the Federal Reserve, we believe the new Federal Reserve rule is intended to exclude companies whose stock is listed on a stock exchange and is actively traded. Since our stock is not listed on an exchange or actively traded, and since our stock is not registered under Section 12 of the Securities Exchange Act of 1934, we believe the Company qualifies as a small bank holding company and is exempt from the capital requirements. Nevertheless, until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank is subject to these minimum capital requirements as set per bank regulatory agencies.

        Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        At the bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The following table sets forth the bank’s various capital ratios at December 31, 2006. For 2006, the bank was considered “well capitalized”.

Bank

Total risk-based capital	65.79%
Tier 1 risk-based capital	131.25%
Leverage capital	135.70%

        We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2006, there were no significant firm commitments outstanding for capital expenditures. However, it is our intention to begin construction by 2007 on our primary headquarters to be located at 2023 Sunset Boulevard. We do not have an estimate of the cost of the building at this time.

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2006. Since our inception, we have not paid cash dividends.

Return on average assets	(14.59)%

Return on average equity	(24.94)%

Equity to assets ratio	58.49%

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Risk

        Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit were $1,442,198, of which approximately $1,181,988 was at fixed rates and approximately $132,209 was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        Approximately 54% of our loans were variable rate loans at December 31, 2006 and we were asset sensitive during most of the year ended December 31, 2006. The ratio of cumulative gap to total earning assets after 12 months was 57.93% because $12 million more assets will reprice in a 12 month period than liabilities. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Liquidity and Interest Rate Sensitivity

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

        At December 31, 2006, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12,175,239, or 50.57% of total assets. Our investment securities available for sale at December 31, 2006 amounted to $4,214,506 or 17.50% of total assets. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. However, as of December 31, 2006, $500,000 of these securities are pledged against outstanding debt. Therefore, the related debt would need to be repaid prior to the securities being sold and converted to cash.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturity and sale of loans and the maturity of investment securities. We also maintain a federal funds purchased line of credit with a correspondent bank totaling $7,900,000. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

        Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. We have both an internal ALCO consisting of senior management that meets at various times during each month and a board ALCO that meets monthly. The ALCOs are responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

        The following table sets forth information regarding our rate sensitivity, as of December 31, 2006, at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within	After three but	After one but	After
	three	within twelve	within five	five
	months	months	years	years	Total
(In thousands)
Interest-earning assets:
Federal funds sold	$11,727	$-	$-	$	$11,727
Investment securities	700	497	1,500	1,518	4,215
Loans	3,613	61	1,316	5	4,995

Total earning assets	$16,040	$558	$2,816	1,523	$20,937

Interest-bearing liabilities:
NOW	$687	$-	$-	$-	$687
Savings and money market	1,104	-	-	-	1,104
Time deposits	13	4,790	692	-	5,495

Total interest-bearing
liabilities	$1,804	$4,790	$692	-	$7,286

Period gap	$14,236	$(4,232)	$2,124	$1,523	$13,651
Cumulative gap	14,236	10,004	12,128	13,651	13,651

Ratio of cumulative gap to total
earning assets	67.99%	47.78%	57.93%	65.20%

Accounting, Reporting, and Regulatory Matters

        The following is a summary of recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information:

        In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 and does not expect FIN 48 to have any impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have any impact on the Company’s financial statements.

        In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

        On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for the Company’s financial statements for the year beginning on January 1, 2008 and is not expected to have any impact on the Company’s financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.   Financial Statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Congaree Bancshares, Inc. and Subsidiary
West Columbia, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006 and for the period November 2, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2006 and 2005, and the results of their operations and cash flows for the year ended December 31, 2006 and for the period November 2, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

                               /s/Elliott Davis, LLC

Columbia, South Carolina
March 26, 2007

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets:
Cash and cash equivalents:
Cash and due from banks	$448,239	$20,836
Federal funds sold	11,727,000	-

Total cash and cash equivalents	12,175,239	20,836

Securities available for sale	4,214,506	-
Loans receivable	4,995,781	-
Less allowance for loan losses	50,000	-

Loans, net	4,945,781	-

Premises, furniture and equipment, net	2,150,983	417,140
Accrued interest receivable	78,878	-
Deferred tax asset	414,346	-
Other assets	98,388	29,937

Total assets	$24,078,121	$467,913

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$723,074	$-
Interest-bearing transaction accounts	686,750	-
Savings and money market	1,103,901	-
Time deposits $100,000 and over	2,716,340	-
Other time deposits	2,778,501	-

Total deposits	8,008,566	-

Notes payable	-	565,000
Accrued interest payable	12,334	-
Other liabilities	-	52,031

Total liabilities	8,020,900	617,031

Commitments and contingencies (Notes 13 and 18)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 1,764,439 and 100 shares issued and
outstanding at December 31, 2006 and 2005, respectively	17,644	1
Capital surplus	16,861,718	99
Retained deficit	(821,979)	(149,218)
Accumulated other comprehensive loss	(162)	-

Total shareholders' equity (deficit)	16,057,221	(149,118)

Total liabilities and shareholders' equity	$24,078,121	$467,913

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the year ended December 31, 2006 and
For the period November 2, 2005 (inception) to December 31, 2005

	2006	2005
Interest income:
Loans, including fees	$59,401	$-
Securities available for sale, taxable	37,884	-
Federal funds sold	143,779	-

Total	241,064	-

Interest expense:
Time deposits $100,000 and over	13,813	-
Other deposits	18,980	-
Other borrowings	62,183	3,400

Total	94,976	3,400

Net interest income (loss)	146,088	(3,400)

Provision for loan losses	50,000	-

Net interest income (loss) after provision for loan losses	96,088	(3,400)

Noninterest income:
Service charges on deposit accounts	74	-
Residential mortgage origination fees	2,225	-
Other	8,969	-

Total noninterest income	11,268	-

Noninterest expenses:
Salaries and employee benefits	593,216	45,012
Net occupancy	50,381	8,200
Furniture and equipment	104,770	-
Other operating	446,012	92,606

Total noninterest expense	1,194,379	145,818

Loss before income taxes	(1,087,023)	(149,218)

Income tax benefit	414,262	-

Net loss	$(672,761)	$(149,218)

Loss per share
Basic loss per share	$(1.50)	$-

Average shares outstanding	449,577	-

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the year ended December 31, 2006 and for the
period November 2, 2005 (inception) to December 31, 2005

					Accumulated
					other
					compre-
					hensive
	Common Stock		Capital	Retained	income
	Shares	Amount	surplus	deficit	(loss)	Total

Proceeds from sale of stock	10	$1	$99	$-	$-	$100

Net loss for the period				(149,218)		(149,218)

Balance, December 31, 2005	10	1	99	(149,218)	-	(149,118)

Proceeds from sale of stock	1,764,429	17,643	17,626,647	-	-	17,644,290

Costs of stock issuance			(790,252)			(790,252)

Net loss				(672,761)		(672,761)

Other comprehensive loss,
net of taxes of $83					(162)	(162)

Comprehensive loss						(672,923)

Stock warrant
compensation expense			25,224			25,224

Balance, December 31, 2006	1,764,439	$17,644	$16,861,718	$(821,979)	$(162)	$16,057,221

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the year ended December 31, 2006 and for the
period November 2, 2005 (inception) to December 31, 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(672,761)	$(149,218)
Adjustments to reconcile net loss to net cash used by
operating activities:
Provision for loan losses	50,000	-
Depreciation and amortization expense	18,387	-
Discount accretion	(37,884)	-
Deferred income tax benefit	(414,346)	-
Stock and warrant compensation expense	25,224	-
Increase in accrued interest receivable	(78,878)	-
Increase in accrued interest payable	12,334	-
Decrease (increase) in other assets	(21,035)	(29,937)
Increase (decrease) in other liabilities	(52,031)	42,031

Net cash used by operating activities	(1,170,990)	(137,124)

Cash flows from investing activities:
Purchases of securities available-for-sale	(4,176,784)	-
Net increase in loans receivable	(4,995,781)	-
Purchase of premises, furniture and equipment	(1,799,646)	(417,140)

Net cash used by investing activities	(10,972,211)	(417,140)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	723,074	-
Increase in interest bearing deposits	7,285,492	-
Proceeds from note payable	-	565,000
Payments on note payable	(565,000)	-
Borrowings from investors	-	120,000
Repayments of borrowings from investors	-	(110,000)
Issuance of common stock, net	16,854,038	100

Net cash provided by financing activities	24,297,604	575,100

Net increase in cash and cash equivalents	12,154,403	20,836

Cash and cash equivalents, beginning of period	20,836	-

Cash and cash equivalents, end of period	$12,175,239	$20,836

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Congaree Bancshares, Inc. and Subsidiary (the Company) was incorporated to serve as a bank holding company for its subsidiary, Congaree State Bank (the Bank). Congaree State Bank commenced business on October 16, 2006. The principal business activity of the Bank is to provide banking services to domestic markets, principally in West Columbia, South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, including valuation allowances for impaired loans, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Lexington County region of South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations. In the opinion of Management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Securities Available-for-Sale – Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account. Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Loans Receivable – Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest. When interest accruals are discontinued, income earned but not collected is reversed.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. At December 31, 2006, management has determined that no impairment of loans existed.

Allowance for Loan Losses – An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent losses in the loan portfolio. Since there is no prior loan loss history, management has elected to maintain the allowance for loan losses at approximately 1.00% of gross loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries of loans previously charged off are added to the allowance.

Premises, Furniture and Equipment – Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 40 years, furniture and equipment of 5 to 10 years and software of 5 years. The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred. Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

Income Taxes – Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Pre-opening expenses – The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (November 2, 2005 to October 15, 2006).

On October 15, 2006, the close of the development stage period, the Company’s financial position was as follows:

Cash and cash equivalents	$15,464,798
Premises and equipment	466,427
Other assets	14,710
Notes payable	(1,300,000)
Other liabilities	(146,330)
Common stock subscription proceeds,
net of $118,239 expenses of offering	(15,347,509)

Net pre-opening expenses	$(847,904)

Loss Per Share – Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants. Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per share.

Stock-Based Compensation – The Company accounts for stock warrants under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Compensation expense is recognized as salaries and benefits in the consolidated statement of operations.

In calculating the compensation expense for warrants, the fair value of warrants is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent, expected volatility of 10 percent; risk-free interest rate of 4.81 percent and expected life of 7 years.

Comprehensive Income – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the year ended December 31, 2006:

Unrealized losses on securities available-for-sale	$(245)
Reclassification adjustment for losses realized in net income	-

Net unrealized losses on securities	(245)
Tax effect	83

Net-of-tax amount	$(162)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Statement of Cash Flows – For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $22,537 for the year ended December 31, 2006. Interest paid on other borrowings for the period November 2, 2005 to December 31, 2005 totaled $3,400.

There were no income tax payments during the year ended December 31, 2006 or for the period November 2, 2005 to December 31, 2005.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Standards (continued) – In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial position or results of operations or cash flows.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion — 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Standards (continued) – In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

NOTE 2 – CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2006, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2006
Government sponsored enterprises	$1,517,670	$1,134	$1,131	$1,517,673
U.S. government agencies	2,697,081	4,804	5,052	2,696,833

	$4,214,751	$5,938	$6,183	$4,214,506

The amortized costs and fair values of investment securities at December 31, 2006, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	cost	Value

Due within one year	$496,766	$496,484
Due after one through five years	3,717,985	3,718,022

Total securities	$4,214,751	$4,214,506

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored
enterprises	$1,495,634	$1,131	$-	$-	$1,495,634	$1,131
U.S. government
agencies	557,218	5,052	-	-	557,218	5,052

	$2,052,852	$6,183	$-	$-	$2,052,852	$6,183

Securities classified as available-for-sale are recorded at fair market value. There were no securities in a continuous loss position for more than twelve months.

At December 31, 2006, securities with an amortized cost of $500,000 and an estimated fair value of $499,600 were pledged as collateral.

NOTE 4 – LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

2006

Real estate - mortgage	$3,917,514
Real estate - construction	444,242
Commercial and industrial	158,500
Consumer and other	475,525

Total gross loans	$4,995,781

Transactions in the allowance for loan losses during 2006 are summarized below:
Balance, beginning of year	$-
Provision charged to operations	50,000

Balance, end of year	$50,000

At December 31, 2006, the Bank had no loans in nonaccrual status. There were no loans past due ninety days or more and still accruing interest at December 31, 2006.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2006	2005

Land	$380,134	$380,134
Building	1,420,799	-
Furniture and equipment	245,772	37,006
Automobiles	120,909	-

Total	2,167,614	417,140
Less, accumulated depreciation	16,631	-

Premises, furniture and equipment, net	$2,150,983	$417,140

NOTE 6 – DEPOSITS

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount

2007	$4,801,841
2008	396,000
2009 and thereafter	297,000

Total	$5,494,841

NOTE 7 – NOTES PAYABLE

The Company had established a $875,000 line of credit with a bank to fund operating expenses during the development stage as of December 31, 2005. The Company increased the line of credit to $1,300,000 on July 28, 2006. The line was uncollateralized and had a limited guaranty by the thirteen organizers. The line bore a variable rate of interest at the prime rate (8.25 percent) minus 0.5 percent and matured on November 30, 2006. Interest was due on a monthly basis and the unpaid principal balance was due at maturity. As of December 31, 2006, the line was repaid with proceeds from the stock offering.

NOTE 8 – STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Executive Officer (CEO) and President, Chief Business Development Officer and Chief Financial Officer (CFO), stock options were granted to each as part of their compensation and benefits package. Under these agreements, the CEO and President was granted 79,399 stock options, the Chief Business Development Officer 61,755 options and the CFO 44,110 options. These options vest over five years. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant. These options were subject to the approval of the Board of Directors which was effective in February 2007.

The Company also established the Stock Option Agreement and Plan which provides for the granting of options to employees. The Company granted 32,944 stock options to employees on February 1, 2007. These options vest over three years. The options have an exercise price of $10.00 per share and terminate ten years after the grant date.

NOTE 9 – STOCK WARRANTS

The organizers of the Bank received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share. The warrants vest over three years and expire on October 16, 2016. Warrants held by directors of the Bank will expire 90 days after the director ceases to be a director or officer of the Bank (365 days if due to death or disability).

Warrants issued in 2006 totaled 130,000. No warrants were exercised or canceled. At December 31, 2006, none of the warrants were exercisable. Total compensation expense related to warrants was $25,224 for the year ended December 31, 2006.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 – INCOME TAXES

Income tax expense for 2006 is summarized as follows:

2006
Current portion
Federal	$-
State	469

Total current	469

Deferred income taxes	(414,731)

Income tax benefit	$(414,262)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

December 31,
2006
Deferred tax assets:
Allowance for loan losses	$10,124
Net operating loss carryforward	133,771
Organization and start-up costs	283,006
Unrealized loss on securities available for sale	83
Other	540

Deferred tax assets	427,524

Deferred tax liabilities:
Accumulated depreciation	498
Prepaid expenses	12,212

Total deferred tax liabilities	12,710

Net deferred tax asset	$414,814

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Net deferred tax assets are recorded as a separate line on the Company’s consolidated balance sheet.

The Company has a net operating loss for income tax purposes of $1,022,694 as of December 31, 2006. This net operating loss expires in the year 2026.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 34% for 2006 to income before income taxes follows:

2006

Tax expense (benefit) at statutory rate	$(361,012)
State income tax, net of federal income tax effect	(53,250)

Income tax benefit	$(414,262)

NOTE 11 – LEASES

The Company entered into a lease agreement for a temporary facility on October 15, 2005 for a minimum term of ten months, ending on August 15, 2006. On September 1, 2006, the lease was renewed for another year. Monthly rental expense is $3,000.

NOTE 12 – RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. As of December 31, 2006, the Company had no related party loans.

Deposits by directors, including their affiliates and executive officers, at December 31, 2006 were approximately $460,627.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 14 – LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. There were no dilutive common share equivalents outstanding during 2006 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

2006
Net loss per share - basic computation:
$(672,761)
Net loss to common shareholders	$(672,761)

Average common shares outstanding - basic	449,577

Basic loss per share	$(1.50)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of December 31, 2006, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank’s category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2006:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk-weighted assets)	$12,575	135.70%	$741	8.00%	$927	10.00%
Tier 1 capital (to risk-weighted assets)	12,161	131.25%	371	4.00%	556	6.00%
Tier 1 capital (to average assets)	12,161	65.79%	739	4.00%	924	5.00%

NOTE 16 – UNUSED LINES OF CREDIT

As of December 31, 2006, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $7,900,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes.

NOTE 17 – RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to stockholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company. State chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board of Financial Institutions or the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. Otherwise, the Bank must file an income and expense report and obtain the specific approval of the State Board.

Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company are also restricted.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities.

Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

The following table summarizes the Bank’s off-balance-sheet financial instruments whose contract amounts represent credit risk:

December 31,
2006

Commitments to extend credit	$1,442,198

There were no outstanding letters of credit at December 31, 2006.

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks – The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold – Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities – The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans Receivable – For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits – The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 19 – FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Notes Payable – The carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable – The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$448,239	$448,239	$20,836	$20,836
Federal funds sold	11,727,000	11,727,000	-	-
Securities available-for-sale	4,214,506	4,214,506	-	-
Loans receivable	4,995,781	5,006,000	-	-
Accrued interest receivable	78,878	78,878	-	-

Financial Liabilities:
Demand deposit, interest-bearing
transaction, and savings accounts	2,513,725	2,513,725	-	-
Certificates of deposit and other
time deposits	5,494,841	5,379,000	-	-
Notes payable	-	-	565,000	565,000
Accrued interest payable	12,334	12,334	-	-

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:	$1,442,198	$1,314,000	$-	$-
Commitments to extend credit	$448,239	$448,239	$20,836	$20,836

NOTE 20 – CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash	$1,645,199	$20,836
Premise and equipment	1,837,167	417,140
Prepaid expenses	-	29,937
Investment in banking subsidiary	12,574,855	-

Total assets	$16,057,221	$467,913

Liabilities and shareholders’ equity (deficit)
Other liabilities	$-	$52,031
Note payable	-	565,000

Total liabilities	-	617,031

Shareholders' equity (deficit)	16,057,221	(149,118)

Total liabilities and shareholders' equity	$16,057,221	$467,913

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 – CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) – continued

Condensed Statements of Operations
For the year ended December 31, 2006 and for the
period November 2, 2005 (inception) to December 31, 2005

	2006	2005

Income (including reimbursement from Bank)	$648,285	$-

Expenses
Other expenses	(696,065)	149,218

Income (loss) before income taxes and equity in
undistributed earnings of banking subsidiary	(47,780)	(149,218)

Income tax expense	-	-

Equity in undistributed losses of banking subsidiary	(624,981)	-

Net loss	$(672,761)	$(149,218)

Condensed Statements of Cash Flows
For the year ended December 31, 2006 and for the
period November 2, 2005 (inception) to December 31, 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(672,761)	$(149,218)
Adjustments to reconcile net loss to net cash
used by operating activities:
Equity in undistributed net loss of banking subsidiary	624,981	-
Reimbursement from Bank	(625,142)	-
Deferred stock issuance costs	-	(8,937)
Decrease (increase) in other assets	29,937	(21,000)
Increase (decrease) in other liabilities	(52,031)	42,031
Stock and warrant compensation expense	25,224	-

Net cash used by operating activities	(669,792)	(137,124)

Cash flows from investing activities:
Purchase of bank stock	(12,574,856)	-
Purchase of premises and equipment	(1,420,027)	(417,140)

Net cash used by investing activities	(13,994,883)	(417,140)

Cash flows from financing activities:
Increase (decrease) in borrowings	(565,000)	-
Proceeds from note payable	-	565,000
Borrowings from investors	-	120,000
Repayments of borrowings from investors	-	(110,000)
Issuance of common stock, net	16,854,038	100

Net cash provided by financing activities	16,289,038	575,100

Net increase (decrease) in cash and cash equivalents	1,624,363	20,836

Cash and cash equivalents, beginning of period	20,836	-

Cash and cash equivalents, end of period	$1,645,199	$20,836

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth information regarding Congaree Bancshares’ executive officers and directors. Our articles of incorporation provide for a classified board of directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2007 annual meeting of shareholders, Class II at the 2008 annual meeting of shareholders, and Class III at the 2009 annual meeting of shareholders. Each director has served as a director since our formation.

Name	Age	Position
Thomas Hal Derrick	56	Director
Charlie T. Lovering, Jr	39	Executive Vice President and Chief Financial Officer
David S. Murray, Jr	57	Director, Secretary
Stephen P. Nivens	55	Senior Vice President, Chief Business Development Officer, Director
F. Harvin Ray, Jr	42	President, Chief Executive Officer, Director
Victoria Samuels, MD	51	Director
E. Daniel Scott	60	Chairman
Nitin C. Shah	56	Director
Dr. J. Larry Stroud	54	Director
Donald E. Taylor	70	Director
John D. Thompson	57	Vice-Chairman
Harry Michael White	56	Director

         Thomas Hal Derrick, Class I director, has been a supervisory senior bank examiner and chief appraisal specialist with the Farm Credit Administration since 1985. He received a B.A. degree in history from Newberry College in 1973 and a graduate degree in banking from Louisiana State University in 2001. Mr. Derrick has served in various positions with Rotary International, American Society of Farm Managers and Rural Appraisers, and Lutheran Social Services.

        David S. Murray, Jr., Class III director, has been the president of Murray's Billiards and Grill, Incorporation located in Lexington County, South Carolina since 1992. He received a degree in General Motors Automotive Dealership Management in 1983 from Oglethorpe University. Mr. Murray is a member of the City of Cayce Zoning Board of Appeals, the Sheriff's Advisory Counsel Lexington County, Lexington County Accommodation Tax Advisory Board, and is the chairman of the Citizens Corp. Emergency Response Team. He has also served on the board of the Three Rivers Alliance and the City of Cayce ACT Committee.

        Stephen P. Nivens, Class I director, serves as a senior vice president and the chief business development officer of the holding company and the bank. He has over 28 years of experience in retail and commercial banking, most recently serving as the managing member of L & N Financial Services, LLC from 2003 until he left in November 2005 to form our bank. Mr. Nivens was regional president with Security Federal Bank from 2000 to 2002 and served in various management positions with BB&T/Lexington State Bank from 1972 to 2000. Mr. Nivens is a board member with the West Metro Chamber of Commerce, Lexington County Development Corporation, and the Lutheran Theological Southern Seminary. He received a B.S. degree from Newberry College in 1973.

         F. Harvin Ray, Jr., Class I director, serves as the president and chief executive officer of the holding company and the bank. He has over 18 years of banking and finance experience, most recently serving as vice president, business banking manager for First Citizens Bank of South Carolina from 2002 until he resigned in August 2005 to form our bank. At First Citizens, Mr. Ray was responsible for managing the business activities of over 40 offices. From 1997 until 2002, he was regional small business manager for Wachovia where he was responsible for managing 63 offices. Mr. Ray is a member of the West Metro Chamber of Commerce and has served as the chairman and board member of the University of South Carolina Small Business Development Center. He received a B.S. degree from The University of South Carolina in 1987.

        Dr. Victoria Samuels, Class III director, is the chief of surgery for the Lexington Medical Center. Dr. Samuels is a member of the Lexington and Columbia Medical Societies. She received her masters degree in cell biology from Nova University in 1980 and her doctorate of medicine from the University of Florida in 1984. Dr. Samuels completed her Neurosurgery residency in 1990 from Medical College of Georgia, and has been practicing in Richland an Lexington county for the last 15 years.

        E. Daniel Scott, Class I director, will serve as the chairman of the board for the bank and the holding company. Mr. Scott is a senior partner with the firm Setzer and Scott, P.A, and was admitted to the South Carolina Bar in 1974. He received his B.S. degree from the University of South Carolina in 1968, his juris doctorate degree from the University of South Carolina in 1974, and a masters in criminal justice from the University of South Carolina in 1976. Mr. Scott is a member of the Lexington County and American Bar Associations, the Palmetto Land Title Association, and the Home Builders Association of Columbia. He has served as city attorney for the Town of Springdale and as prosecutor for the City of West Columbia. Mr. Scott is also the former chairman and current board member for the West Metro Chamber of Commerce.

        Nitin C. Shah, Class III director, has been the president and owner of Airport Holiday Inn located in West Columbia since 1998. He is also involved with several other hotel ventures around the state of South Carolina. Mr. Nitin is a member of Rotary International.

        Dr. J. Larry Stroud, Class II director, has owned and operated Triangle Pharmacy located in West Columbia, South Carolina. Dr. Stroud is a member of the finance and operating committee of the Lexington Medical Center Board, the South Carolina Pharmacy Association, and the Lexington County Planning Commission. He received B.S. degree from The University of South Carolina and a doctorate of pharmacy from Mercer Southern School of Pharmacy.

        Donald E. Taylor, Class II director, has been the owner and president of Don E. Taylor Realty, a real estate construction and development company, for the last 42 years. Mr. Taylor holds licenses as a South Carolina general contractor--unlimited, a North Carolina general contractor, a South Carolina real estate broker, and a North Carolina real estate broker. He previously served as chairman of the advisory board and as a member of the marketing committee for Commercial Bank of the South. Mr. Taylor is a former member and chairman of the Richland Memorial Hospital Board of Trustees, former member of the board of directors of Hospital Services, Inc.;

former chairman of the Richland County Zoning Commission, and former secretary of the Richland County Planning Commission. He is a former chairman of the Richland Regional Medical Center Foundation and a former member of the Palmetto Place Board of Trustees and the board of the Richland Memorial Hospital Center for Cancer Research.

        John D. Thompson, Class III director, will serve as the vice chairman of the board for the bank and the holding company. Mr. Thompson has been the chief executive officer and funeral director for Thompson Funeral Homes, Inc. since 1974. He received a B.S. degree in business administration from Charleston Southern University in 1972. Mr. Thompson is currently chairman of the Lexington Chamber of Commerce and is a member of the Columbia Chamber of Commerce, National Chamber of Commerce, South Carolina Funeral Directors Association, the National Funeral Directors Association, and South Carolina State Constable. He was also former district chairman for the Boys Scouts of America.

        Harry Michael White, Class II director, has been the controller of Eddins Electric / Grant Contracting since 1996. Mr. White is a member of the South Carolina Association of Certified Public Accountants and the American Institute of Certified Public Accountants. He received a Master of Accountancy from the University of South Carolina in 1976. Mr. White is also a current board member of the Cayce West Columbia Rotary Club. He is a former president and board member of the Central Chapter of South Carolina Association of Certified Public Accountants.

        Charlie T. Lovering, Jr., serves as executive vice president and chief financial officer of the holding company and the bank. From June 2004 to until May 2006, Mr. Lovering held the positions of senior vice president, chief financial officer and director of operations of CoastalStates Bank in Hilton Head, South Carolina, where he specialized in asset-liability management, financial analysis, community reinvestment, human resources and customer relations. Prior to joining CoastalStates Bank, Mr. Lovering served as the Executive Vice President and Chief Financial Officer of Coastal Banking Company and Lowcountry National Bank located in Beaufort, South Carolina from August 1999 to June 2004. He has over 19 years of accounting and financial experience.

        Audit Committee

        Our audit committee has three members, Directors John D. Thompson, Harry Michael White, and Thomas Hal Derrick (chair). We have two audit committee members, Mr. Derrick and Mr. White, that qualify as an "audit committee financial expert" as defined under the rules of the Securities and Exchange Commission. Each of our members has made valuable contributions to the company and its shareholders as members of the audit committee. The board has determined that each member is qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

        Our board of directors has implemented a process for shareholders of the company to send communications to the board. Any shareholder desiring to communicate with the board, or with specific individual directors, may so do by writing to the CFO of the company, at Congaree Bancshares, Inc, 3618 Sunset Boulevard, West Columbia, SC 29169, Attn: CFO The CFO has been instructed by the board to promptly forward all such communications to the addressees indicated thereon.

        Section 16 Reporting

        We do not currently have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Therefore, our directors, executive officers and ten percent or greater shareholders are not currently required to comply with Section 16(a) of the Exchange Act.

        Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact the CFO of the company at our main office to obtain a copy, at Congaree Bancshares, Inc, 3618 Sunset Boulevard, West Columbia, SC 29169, Attn: CFO.

Item 10.   Executive Compensation.

Summary Compensation Table

Name and	Year	Salary	Bonus	Stock	Option	Non-	Nonquali-	All Other	Total ($)
Principal		($)	($)	Awards	Awards	Equity	fied	Compen-
Position				($)	($)	Incentive	Deferred	sation ($)
						Plan	Compen-	sation
						tion ($)	Earnings ($)

F. Harvin Ray, Jr	2006	108,461	-	-	1,940	-	-	8,411	118,812
CEO amp; President

Stephen P	2006	100,830	-	-	1,940	-	-	10,435	113,205
Nivens, Senior
Vice President,
Chief Business
Development
Officer

        In February 2006, we entered into employment agreements with F. Harvin Ray, Jr. to serve as president and chief executive officer of Congaree Bancshares and Congaree State Bank and Stephen P. Nivens to serve as a senior vice president and the chief business development officer of Congaree Bancshares and Congaree State Bank. Each agreement is for a term of three years and will automatically extend for additional one year terms unless the company delivers a notice of termination at least six months prior to the end of the current term. Messrs. Ray and Nivens are entitled to base salaries of $110,000 and $106,000 per year, respectively, which may be increased annually by the board of directors. During this term, both Messrs. Ray and Nivens are entitled to:

•	cash bonus of $10,000 on the opening date of the bank (cash bonus was not paid in 2006) and up to 8% of the net pretax consolidated income of the company each year if the bank achieves certain performance levels established by the board of directors from time to time;

•	to purchase a number of shares of common stock equal to 4.5% for Mr. Ray and 3.5% for Mr. Nivens of the number of shares actually sold in the offering for $10.00 per share. The award agreement for the stock option will provide that one-fifth of the shares subject to the option will vest on each of the first five anniversaries of the opening date of the bank, but only if the executive remains employed by the company or one of its subsidiaries on such date, and will contain other customary terms and conditions;

•	participate in our retirement, welfare, and other benefit programs;

•	$500,000 life insurance policy payable to the executive's spouse and heirs;

•	reasonable car allowance not to exceed $700 per month;

•	payment of initiation fees and reimbursement for club dues; and

•	reimbursement for travel and business expenses.

        Pursuant to the terms of the employment agreements, each of Mr. Ray and Mr. Nivens is prohibited from disclosing our trade secrets or confidential information. If we terminate their employment without cause, they will be entitled to severance equal to 24 months of their then base salary. In addition, following a change in control, if either Mr. Ray or Mr. Nivens terminates his employment for a good reason within a 90-day period beginning on the 30th day following a change in control or within a 90-day period beginning on the one year anniversary of the change in control, he will be entitled to severance equal to 36 months of his then base salary. Finally, during employment and for a period of 12 months thereafter, both Mr. Ray and Mr. Nivens may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number	Number of	Option	Option
	of	Securities	Exercise	Expira-
	Securities	Underlying	Price	tion
	Underlying	Unexercised	($)	Date
	Options	(#)
	Options	Unexercis-
	Exercisable	able (1)

F. Harvin Ray, Jr		10,000	$ 10.00	10/16/2016

Stephen P. Nivens		10,000	10.00	10/16/2016

        (1) The warrants vest will vest over a three year period beginning October 16, 2007, and they will be exercisable in whole or in part during the 10 year period ending October 16, 2016.

Non-Executive Director Compensation

		All Other
	Option	Compen-
	Awards	sation	Total
Name	($)(1)	($)	($)
Thomas Hal Derrick	1,940		1,940
David S. Murray, Jr	1,940		1,940
Victoria Samuels, MD	1,940		1,940
E. Daniel Scott	1,940		1,940
Nitin C. Shah	1,940		1,940
Dr. J. Larry Stroud	1,940		1,940
Donald E. Taylor	1,940		1,940
John D. Thompson	1,940		1,940
Harry Michael White	1,940		1,940

(1)     Each director holds warrants to acquire 10,000 shares of our common stock. The warrants will vest over a three year period beginning October 16, 2007, and they will be exercisable in whole or in part during the 10 year period ending October 16, 2016. We did not pay our directors any fees in 2006. The table above reflects our accounting expense for 2006 associated with the warrants received by our directors in connection with the completion of our initial public offering.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table shows how much common stock in our company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2007. The addresses of our directors and executive officers is the same as the address of the bank. This table includes shares based on the “beneficial ownership” concepts as defined by the SEC. Beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and certain trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal. This table does not reflect warrants that granted to each organizer to purchase one share of common stock for every share purchased by the organizer in the offering (up to a maximum of 10,000 shares per organizer), because these warrants are not exercisable within 60 days of March 1, 2007.

	Number of	Percent of
Name of Beneficial Owner	Shares Owned(1)	Right to Acquire (2)	Beneficial Ownership (3)
Directors and Executive Officers
Thomas Hal Derrick	12,500	-	*
David S. Murray, Jr	25,320	-	1.44%
Charlie T. Lovering, Jr	10,000	-	*
Stephen P. Nivens	22,500	-	1.28%
F. Harvin Ray, Jr	14,000	-	*
Victoria Samuels, MD	15,000	-	*
E. Daniel Scott	14,000	-	*
Nitin C. Shah	20,000	-	1.13%
Dr. J. Larry Stroud	12,500	-	*
Donald E. Taylor	22,475	-	1.27%
John D. Thompson	50,000	-	2.83%
Harry Michael White	15,200	-	*

All directors and executive officers as a group
(12 persons)	233,495	-	13.23%

*  Less than than 1%.

(1)

Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and shares held by spouses unless otherwise indicated in these footnotes.

(2)	Represents shares that may be acquired within the next 60 days of March 1, 2007 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)

For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,764,439 shares of common stock outstanding on March 1, 2007.

        The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plan (c)
	outstanding options,	outstanding options,	excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)

Equity compensation
plans approved by	0	0	0
security holders (1)

Equity compensation
plans not approved	130,000	$10.00	130,000
by security holders (2)

Total	130,000	$10.00	130,000

(1)	AS of December 31, 2006, we had not adopted an equity incentive plan. However, in 2007 we have adopted a stock incentive plan through which we anticipate issuing options to our employees.

(2)

Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 10,000 warrants. The warrants are represented by separate warrant agreements. The warrants vest will vest over a three year period beginning October 16, 2007, and they will be exercisable in whole or in part during the 10 year period ending October 16, 2016. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 12.   Certain Relationships and Related Transactions.

        We expect to have banking and other transactions in the ordinary course of business with the organizers, directors, and officers and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such organizers, officers, or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These transactions are also restricted by our regulatory agencies, including the Federal Reserve. These transactions are not expected to involve more than the normal risk of collectibility or present other unfavorable features. Loans to individual directors and officers must also comply with the bank’s lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

        We intend to maintain at all times at least two independent and disinterested directors and to require that any affiliated transactions be approved by a majority of our independent and disinterested directors; however, from time to time there may be affiliated transactions in which there are no independent and disinterested directors. We intend for the terms of all affiliated transactions to be as favorable to the company or its affiliates as those generally available from unaffiliated third parties. As of the date of this prospectus, we have not yet entered into any affiliated transactions.

        Directors Derrick, Murray, Jr., Samuels, MD, Scott, Shah, Stroud, Taylor, Thompson, and White are “independent” directors, based upon the independence criteria set forth in the corporate governance listing standards of The NASDAQ Stock Market, the exchange that we selected in order to determine whether its directors and committee members meet the independence criteria of a national securities exchange, as required by Item 407(a) of Regulation S-B.

        Our board of directors has created an audit committee, a nominating committee and a compensation committee of the board. The members of each of these committees are “independent” as contemplated in the listing standards of The NASDAQ Stock Market.

Item 13.   Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File
No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's
Form SB-2, File No. 333-131931).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company's Form SB-2, File No. 333-131931).

4.1	See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-131931).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-131931).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Harvin Ray, Jr., dated February 15, 2006
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-131931).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company's Form
SB-2, File No. 333-131931).*

10.4	Form of Amended and Restated Escrow Agreement between Congaree Bancshares, Inc. and the Bankers Bank
(incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333-131931).

10.5	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006
(incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 14, 2006).*

10.6	Form of Sales Agency Agreement between Congaree Bancshares, Inc. and SAMCO Capital Markets (incorporated by reference to Exhibit 10.4 of the Company's Form SB-2, File No. 333-131931).

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.
_________________
*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant and Fees.

Elliott Davis LLC was our auditor during the fiscal year ended December 31, 2006. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2006:

Year Ended
December 31, 2006

Audit Fees	27,687
Audit-Related Fees
Tax Fees	2,000
All Other Fees

Total	29,687

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the company’s 2006 fiscal year for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category includes the aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, during the fiscal year ended December 31, 2006. These services principally related to the audit of the development stage financial statements and procedures related to SEC filing of Form SB-2 in connection with the Company’s registration statement.

Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees. None.

Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors. The charter provides that the audit committee must pre-approve the fees paid for the audit. The policy specifically prohibits certain non-audit services that are prohibited by securities laws from being provided by an independent auditor. All of the accounting services and fees reflected in the table above were reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Date: March 30, 2007	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints F. Harvin Ray, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick Thomas Hal Derrick	Director	March 30, 2007

/s/ Stephen P. Nivens Stephen P. Nivens	Senior Vice President, Director	March 30, 2007

/s/ David S. Murray, Jr. David S. Murray, Jr.	Director	March 30, 2007

/s/ Victoria Samuels, M.D. Victoria Samuels, M.D.	Director	March 30, 2007

/s/ E. Daniel Scott E. Daniel Scott	Director	March 30, 2007

/s/ Nitin C. Shah Nitin C. Shah	Director	March 30, 2007

/s/ J. Larry Stroud J. Larry Stroud	Director	March 30, 2007

/s/ Donald E. Taylor Donald E. Taylor	Director	March 30, 2007

/s/ John D. Thompson John D. Thompson	Director	March 30, 2007

/s/ Charlie T. Lovering Charlie T. Lovering	Chief Financial Officer	March 30, 2007

/s/ F. Harvin Ray F. Harvin Ray	Chief Executive Officer, Director President, Principal Executive Officer, PRincipal Financial Officer, Principal Accounting Officer	March 30, 2007

/s/ Harry Michael White Harry Michael White	Director	March 30, 2007

EXHIBIT INDEX

Exhibit         Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form SB-2, File
No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company's
Form SB-2, File No. 333-131931).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company's Form SB-2, File No. 333-131931).

4.1	See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.'s Articles of Incorporation and
Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company's Form SB-2, File No. 333-131931).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Form
SB-2, File No. 333-131931).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Harvin Ray, Jr., dated February 15, 2006
(incorporated by reference to Exhibit 10.1 of the Company's Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006
(incorporated by reference to Exhibit 10.2 of the Company's Form SB-2, File No. 333-131931).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company's Form
SB-2, File No. 333-131931).*

10.4	Form of Amended and Restated Escrow Agreement between Congaree Bancshares, Inc. and the Bankers Bank
(incorporated by reference to Exhibit 10.3 of the Company's Form SB-2, File No. 333-131931).

10.5	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006
(incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed September 14, 2006).*

10.6	Form of Sales Agency Agreement between Congaree Bancshares, Inc. and SAMCO Capital Markets (incorporated by reference to Exhibit 10.4 of the Company's Form SB-2, File No. 333-131931).

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	ection 1350 Certifications.