Form 10QSB
period 2007-03-31
Congaree Bancshares Inc
filed 2007-05-15
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,764,439 shares of common stock, par value $.01 per share, outstanding as of April 25, 2007.

Transitional Small Business Disclosure Format (check one):       Yes        No

CONGAREE BANCSHARES, INC.

INDEX

PART I - FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statement of Operations
	4

Consolidated Statement of Shareholders’ Equity (Deficit)-
	5

Consolidated Statement of Cash Flows
	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

CONGAREE BANCSHARES, INC.

Consolided Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$456,543	$448,239
Federal funds sold	12,199,000	11,727,000

Total cash and cash equivalents	12,655,543	12,175,239

Securities available for sale	7,365,590	4,214,506
Nonmarketable equity securities	155,344	-

Total securities	7,520,934	4,214,506

Loans receivable	13,196,119	4,995,781
Less allowance for loan losses	145,500	50,000

Loans, net	13,050,619	4,945,781

Premises, furniture and equipment, net	2,754,735	2,150,983
Accrued interest receivable	126,081	78,878
Deferred tax asset	584,349	414,346
Other assets	49,028	98,388

Total assets	$36,741,289	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$1,962,011	$723,074
Interest-bearing transaction accounts	1,195,432	686,750
Savings and money market	8,483,232	1,103,901
Time deposits $100,000 and over	3,830,418	2,716,340
Other time deposits	5,444,082	2,778,501

Total deposits	20,915,175	8,008,566

Accrued interest payable	21,933	12,334
Other liabilities	39,919	-

Total liabilities	20,977,027	8,020,900

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 1,764,439 shares issued and
outstanding	17,644	17,644
Capital surplus	16,899,350	16,861,718
Retained deficit	(1,162,399)	(821,979)
Accumulated other comprehensive income (loss)	9,667	(162)

Total shareholders’ equity	15,764,262	16,057,221

Total liabilities and shareholders’ equity	$36,741,289	$24,078,121

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$197,307	$-
Securities available for sale, taxable	79,831	-
Federal funds sold and other	164,049	-

Total	441,187	-

Interest expense:
Time deposits $100,000 and over	45,872	-
Other deposits	125,887	-
Other borrowings	1,462	-

Total	173,221	-

Net interest income	267,966	-

Provision for loan losses	95,500	-

Net interest income after provision for loan losses	172,466	-

Noninterest income:
Service charges on deposit accounts	750	-
Residential mortgage origination fees	9,277	-
Other	3,542	1,950

Total noninterest income	13,569	1,950

Noninterest expenses:
Salaries and employee benefits	451,937	47,707
Net occupancy	21,890	8,400
Furniture and equipment	54,545	-
Other operating	173,150	67,553

Total noninterest expense	701,522	123,660

Loss before income taxes	(515,487)	(121,710)

Income tax benefit	(175,067)	-

Net loss	$(340,420)	$(121,710)

Basic loss per share	$(.19)	$-

Average shares outstanding	1,764,439	-

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
Three Months ended March 31, 2007 and 2006
(Unaudited)

				Deficit	Accumulated
				Accumulated	other
			Additional	in the	compre-
	Common Stock		Paid in	Development	hensive
	Shares	Amount	Capital	Stage	income	Total
Balance, December 31, 2005	10	$1	$99	$	$	$100

Net loss				(121,710)		(121,710)

Balance, March 31, 2006	10	$1	$99	$(121,710)	$-	$(121,610)

				Deficit	Accumulated
				Accumulated	other
			Additional	in the	compre-
	Common Stock		Paid in	Development	hensive
	Shares	Amount	Capital	Stage	income	Total
Balance,
December 31, 2006	1,764,439	$17,644	$16,861,718	$(821,979)	$(162)	$16,057,221

Net loss				(340,420)		(340,420)

Other comprehensive income,
net of taxes of $4,980					9,829	9,829

Comprehensive loss						(330,591)

Stock based
compensation expense			37,632			37,632

Balance,
March 31, 2007	1,764,439	$17,644	$16,899,350	$(1,162,399)	$9,667	$15,764,262

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(340,420)	$(270,928)
Adjustments to reconcile net loss to net cash used by
operating activities:
Provision for loan losses	95,500	-
Depreciation and amortization expense	19,859	-
Discount accretion	(9,417)	-
Deferred income tax benefit	(170,003)	-
Stock based compensation expense	37,632	-
Increase in accrued interest receivable	(47,203)	-
Increase in accrued interest payable	9,599	-
Deferred stock issuance costs	-	(9,566)
Decrease (increase) in other assets	49,360	(12,600)
Increase (decrease) in other liabilities	39,919	(16,493)

Net cash used by operating activities	(315,174)	(276,601)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(155,344)	-
Purchases of securities available-for-sale	(3,131,838)	-
Net increase in loans receivable	(8,200,338)	-
Purchase of premises, furniture and equipment	(623,611)	(422,549)

Net cash used by investing activities	(12,111,131)	(422,549)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	1,238,937	-
Increase in interest bearing deposits	11,667,672
Borrowings from line of credit	-	705,000
Borrowings from investors	-	120,000
Repayments of borrowings from investors	-	(110,000)
Issuance of common stock, net	-	100

Net cash provided by financing activities	12,906,609	715,100

Net increase in cash and cash equivalents	480,304	20,836

Cash and cash equivalents, beginning of period	12,175,239	-

Cash and cash equivalents, end of period	$12,655,543	$20,836

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. It should be understood that Congaree State Bank opened for business on October 16, 2006. For further information, refer to the financial statements and the notes included in Congaree Bancshares, Inc.‘s 2006 Annual Report on Form 10-KSB.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

CONGAREE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

CONGAREE BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first three months of 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

2007

Net loss per share - basic computation:

Net loss to common shareholders	$(340,420)

Average common shares outstanding - basic	1,764,439

Basic loss per share	$(0.19)

CONGAREE BANCSHARES, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our results of operations for the three months ended March 31, 2007 and 2006 and financial condition for the period ended and as of March 31, 2007. The Bank opened for business on October 16, 2006. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report and in our 2006 Form 10-KSB.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance; plans and objectives of management for future operations; and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our short operating history;
•	the effects of future economic conditions;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;
•	our ability to control costs, expenses, and loan delinquency rates;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposits flows;
•	the lack of seasoning of our loan portfolio;
•	the level of allowance for loan loss;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

Our bank opened for business on October 16, 2006. All activities of the company prior to that date relate to the organization of the bank. The following discussion describes our results of operations for the quarters ended March 31, 2007 and 2006 and also analyzes our financial condition as of March 31, 2007. Because our bank opened for business on October 16, 2006, a comparison of the quarter ended March 31, 2007 to quarter ended March 31, 2006 is not meaningful in most areas.

Like most community banks, we derive the majority of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits, also known as net interest margin. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is referred to as net interest spread.

CONGAREE BANCSHARES, INC.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Results of OperationsNet
Interest Income

For the three months ended March 31, 2007, net interest income was $267,966. Interest income from loans, including fees, was $197,307. Interest expense for the three months ended March 31, 2007 was $173,221. The net interest margin realized on earning assets was 3.91% for the three months ended March 31, 2007.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2007, the provision charged to expense was $95,500. The allowance for loan losses represents 1.10% of gross loans at March 31, 2007. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the three months ended March 31, 2007 was $13,569. Of this total, $750 was generated from service charges on deposit accounts, $9,277 from residential mortgage origination fees, and $3,542 from other noninterest income. Noninterest income was $1,950 for the three months ended March 31, 2006.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2007 was $701,522 as compared to $123,660 for the three months ended March 31, 2006. The largest increase, salaries and employee benefits, increased from $47,707 for the three months ended March 31, 2006 to $451,937 for the three months ended March 31, 2007. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the bank. Net occupancy expense for the period ended March 31, 2007 was $21,890, as compared to $8,400 for the same period a year earlier. The increase was primarily due to amortization of leasehold improvements. Furniture and equipment expense was $54,545 as of March 31, 2007. Other operating expense increased $105,597, or 156%, as of March 31, 2007 when compared to the three months ended March 31, 2006. The increase is primarily attributable to an increase in advertising and marketing expenses.

Income Taxes

An income tax benefit of $175,067 was recorded for the period ended March 31, 2007. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2006 because the company was a development stage enterprise.

Net Loss

The combination of the above factors resulted in a net loss for the three months ended March 31, 2007. The net loss is primarily a result of noninterest expenses associated with operating one full service branch and our provision for loan losses. The net loss before taxes of $515,487 was partially offset by the income tax benefit of $175,067. The net loss of $121,710 in 2006 was the result of expenses to organize and open the bank.

CONGAREE BANCSHARES, INC.

Financial Condition

Assets and Liabilities

As of March 31, 2007, total assets were $36,741,289, representing an increase of $12,663,168, or 52.6%, when compared to December 31, 2006. Federal funds sold increased slightly from $11,727,000 at December 31, 2006 to $12,199,000 at March 31, 2007. Total loans increased $8,200,338, or 164%, to $13,196,119 during the first three months of 2007. As of March 31, 2007, total deposits were $20,915,175, representing an increase of $12,906,609, or 161%, from the December 31, 2006 amount of $8,008,566. Within the deposit area, time deposits increased $3,779,659, or 68.8%, during the first three months of 2007. Savings and money market deposits increased $7,379,331, or 668%, during the first three months of 2007. Transaction accounts increased $1,747,619, or 124%, during the first three months of 2007.

Investment Securities

Investment securities increased from $4,214,506 at December 31, 2006 to $7,520,934 at March 31, 2007. Available for sale securities represented $7,365,590, or 98%, while nonmarketable equity securities represented 155,344, or 2%, as of March 31, 2007.

Loans

We experienced significant loan growth during the first three months of 2007 as we worked to establish our presence in the marketplace. Net loans were $13,050,619 as of March 31, 2007, an increase of $8,104,838, or 164%, from December 31, 2006. As shown below, the main component of growth in the loan portfolio was real estate – mortgage loans, which increased 143.5%, or $5,620,255, from December 31, 2006 to March 31, 2007. Balances within the major loans receivable categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Real estate - mortgage	$9,537,769	$3,917,514
Real estate - construction	833,028	444,242

Total mortgage loans	10,370,798	4,361,756
Commercial and industrial	1,489,717	158,500
Consumer and other	1,335,604	475,525

Total gross loans	$13,196,119	$4,995,781

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the bank’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At March 31, 2007 and December 31, 2006, the bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

Three Months
Ended
March 31,
2007
Balance, January 1	$50,000
Provision for loan losses for the period	95,000
Net loans (charged-off) recovered for the period	-

Balance, end of period	$145,500

Gross loans outstanding, end of period	$13,196,119

Allowance for loan losses to loans outstanding, end of period	1.10%

CONGAREE BANCSHARES, INC.

Deposits

At March 31, 2007, total deposits were $20,915,175, an increase of $12,906,609, or 161.16%, from December 31, 2006. The largest increase was in savings and money market accounts, which increased $7,379,331, or 668.5%, from December 31, 2006 to March 31, 2007. The increase was attributable to the opening of new accounts during the first quarter of 2007. Expressed in percentages, noninterest-bearing deposits increased 171.3% and interest-bearing deposits increased 160.1%.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Noninterest-bearing demand deposits	$1,962,011	$723,074
Interest-bearing demand deposits	1,195,432	686,750
Savings and money market	8,483,232	1,103,901
Time deposits $100,000 and over	3,830,418	2,716,340
Other time deposits	5,444,082	2,778,501

	$20,915,175	$8,008,566

Off-Balance Sheet Risk

Through its operations, the bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the bank’s customers at predetermined interest rates for a specified period of time. At March 31, 2007, the bank had issued commitments to extend credit of $5,452,000.

The bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 62.40% at March 31, 2007 and 61.76% at December 31, 2006.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2007, unused lines of credit totaled $ 7,900,000.

Capital Resources

Total shareholders’ equity decreased from $16,057,221 at December 31, 2006 to $15,764,262 at March 31, 2007. The decrease is due primarily to the net loss for the period of $340,420.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of March 31, 2007 as well as the ratios to be considered “well capitalized.”

CONGAREE BANCSHARES, INC.

The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 was amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that our holding company qualifies as a small bank holding company. Nevertheless, our bank remains subject to applicable capital requirements.

The following table summarizes the bank’s risk-based capital at March 31, 2007:

(Dollars in Thousands)

Shareholders’ equity	$12,271
Less - disallowed deferred tax assets	584

Tier 1 capital	11,687
Plus - allowance for loan losses(1)	146

Total capital	$11,833

Risk-weighted assets	$20,429

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	57.21%
Total capital (to risk-weighted assets)	57.99%
Tier 1 capital (to total average assets)	40.42%

    (1)        Limited to 1.25% of risk-weighted assets

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on the historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a major impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2006 Annual Report on Form 10-KSB and this Form 10-QSB that address our allowance for loan losses for description of our processes and methodology for determining our allowance for loan losses.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: May 14, 2007	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number                         Description

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.