Form 10QSB
period 2007-06-30
Congaree Bancshares Inc
filed 2007-08-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File No. 333-131931

CONGAREE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

South Carolina	20-3863936
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

3618 Sunset Boulevard

West Columbia, South Carolina 29169

(Address of principal executive offices)

(803) 461-0165

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,764,439 shares of common stock, par value $.01 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (check one):    Yes ☐   No ☒

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,248,892	$448,239
Federal funds sold	9,775,000	11,727,000

Total cash and cash equivalents	11,023,892	12,175,239

Securities available for sale	10,253,932	4,214,506
Nonmarketable equity securities	155,344	—

Loans receivable	27,476,738	4,995,781

Less allowance for loan losses	288,000	50,000

Loans, net	27,188,738	4,945,781

Premises, furniture and equipment, net	3,794,820	2,150,983
Accrued interest receivable	173,070	78,878
Deferred tax asset	967,225	414,346
Other assets	37,281	98,388

Total assets	$53,594,302	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$5,148,860	$723,074
Interest-bearing transaction accounts	2,161,182	686,750
Savings and money market	15,723,788	1,103,901
Time deposits $100,000 and over	5,507,072	2,716,340
Other time deposits	9,835,956	2,778,501

Total deposits	38,376,858	8,008,566

Accrued interest payable	37,963	12,334
Other liabilities	50,036	—

Total liabilities	38,464,857	8,020,900

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	16,995,680	16,861,718
Retained deficit	(1,766,739)	(821,979)
Accumulated other comprehensive loss	(117,140)	(162)

Total shareholders’ equity	15,129,445	16,057,221

Total liabilities and shareholders’ equity	$53,594,302	$24,078,121

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$586,614	$—	$389,307	$—
Securities available for sale, taxable	198,006	—	118,175	—
Federal funds sold and other	296,022	—	131,973	—

Total	1,080,642	—	639,455	—

Interest expense:
Time deposits $100,000 and over	109,541	—	63,669	—
Other deposits	374,724	—	248,837	—
Other borrowings	1,462	—	—	—

Total	485,727	—	312,506	—

Net interest income	594,915	—	326,949	—

Provision for loan losses	238,000	—	142,500	—

Net interest income after provision for loan losses	356,915	—	184,449	—

Noninterest income:
Service charges on deposit accounts	2,759	—	2,009	—
Residential mortgage origination fees	22,204	—	12,927	—
Other	3,664	2,300	122	350

Total noninterest income	28,627	2,300	15,058	350

Noninterest expenses:
Salaries and employee benefits	1,067,844	136,506	565,362	88,799
Net occupancy	62,744	16,800	40,854	8,400
Furniture and equipment	169,061	—	114,516	—
Other operating	523,271	144,893	350,121	77,340

Total noninterest expense	1,822,920	298,199	1,070,853	174,539

Loss before income taxes	(1,437,378)	(295,899)	(871,346)	(174,189)
Income tax benefit	(492,618)	—	(298,849)	—

Net loss	$(944,760)	$(295,899)	$(572,497)	$(174,189)

Losses per share
Basic loss per share	$(.54)	$(.66)	$(.32)	$(.39)

Average shares outstanding	1,764,439	449,577	1,764,439	449,577

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2007 and 2006

(Unaudited)

				Deficit		Accumulated
				accumulated		other
				in the		compre-
	Common Stock		Capital	development	Retained	hensive
	Shares	Amount	surplus	stage	deficit	income	Total
Balance, December 31, 2005	10	$1	$99	$	$—	$—	$100

Net loss				(295,899)	—	—	(295,899)

Balance, June 30, 2006	10	$1	$99	$(295,899)	$—	$—	$(295,799)

Balance, December 31, 2006	1,764,439	$17,644	$16,861,718	$—	$(821,979)	$(162)	$16,057,221

Net loss					(944,760)		(944,760)

Other comprehensive income, net of taxes of $60,345						(116,978)	(116,978)

Comprehensive loss							(1,061,738)

Stock based compensation expense			133,962				133,962

Balance, June 30, 2007	1,764,439	$17,644	$16,995,680	$—	$(1,766,739)	$(117,140)	$15,129,445

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

Six months June 30, 2007 and 2006

(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(944,760)	$(295,899)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	238,000	—
Depreciation and amortization expense	47,379	—
Discount accretion	(22,217)	—
Deferred income tax benefit	(492,618)	—
Stock and warrant compensation expense	133,962	—
Increase in accrued interest receivable	(94,192)	—
Increase in accrued interest payable	25,628	—
Deferred stock issuance costs	—	(135,490)
Decrease (increase) in other assets	61,107	16,800
Increase (decrease) in other liabilities	50,037	(12,176)

Net cash used by operating activities	(997,674)	(426,765)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(6,349,793)	—
Net increase in loans receivable	(22,480,957)	—
Purchase of premises, furniture and equipment	(1,691,215)	(8,053)

Net cash used by investing activities	(30,521,965)	(8,053)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	4,425,786	—
Increase in interest bearing deposits	25,942,506	—
Proceeds from note payable	—	425,000

Net cash provided by financing activities	30,368,292	425,000

Net (decrease) increase in cash and cash equivalents	(1,151,347)	9,818

Cash and cash equivalents, beginning of period	12,175,239	20,836

Cash and cash equivalents, end of period	$11,023,892	$11,018

See notes to financial statements.

CONGAREE BANCSHARES, INC

Notes to Unaudited Condensed Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB.  The financial statements, as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  It should be understood that Congaree State Bank opened for business on October 16, 2006.  For further information, refer to the financial statements and the notes included  in Congaree Bancshares, Inc.’s 2006 Annual Report on Form 10-KSB.

Note 2 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of Statement 157 to materially impact the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The Company does not expect the adoption of Statement 157 to materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115”.  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06–4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements”. EITF No. 06–4 addresses employer accounting for endorsement split–dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967”. EITF 06–4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative–effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The company does not have split-dollar life insurance arrangements. Therefore, EITF No. 06-4 will not impact the company’s consolidated financial statements

In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007.  The company has not purchased life insurance. Therefore, EITF No. 06-5 will not impact the company’s consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the six months and three months ended June 30, 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the six	For the three
	months ended	months ended
	June 30,	June 30,
	2007	2007
Net loss per share - basic computation:

Net loss to common shareholders	$(944,760)	$(572,497)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.54)	$(0.32)

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Congaree State Bank, during the periods included in the accompanying financial statements.  The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report and in our 2006 Form 10-KSB.

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

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Our bank opened for business on October 16, 2006.  All activities of the company prior to that date relate to the organization of the bank.  The following discussion describes our results of operations for the six months and quarters ended June 30, 2007 and 2006 and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006. Because our bank opened for business on October 16, 2006, a comparison of the six months and quarter ended June 30, 2007 to the six months and quarter ended June 30, 2006 is not meaningful in most areas.

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

Results of Operations

Net Interest Income

Net interest income was $594,915 during the six months ended June 30, 2007.  The net interest margin for this period was 3.62% on average earning assets of $33,003,506. Interest income during this period was $1,080,642 consisting of interest on loans, including fees, in the amount of $586,614, interest income on the investment portfolio of $198,006, and interest income on federal funds sold of $296,022.  Interest expense for the six months ended June 30, 2007 was $485,727.  There were no sources of interest income or interest expense for the six months ended June 30, 2006.

Net interest income was $326,949 during the three months ended June 30, 2007.  The net interest margin for this period was 3.41% on average earning assets of $38,461,283.  Interest income during this period was $639,455, consisting of interest on loans, including fees, in the amount of $389,307, interest income on the investment portfolio of $118,175, and interest income on federal funds sold of $131,973.  Interest expense for the three months ended June 30, 2007 was $312,506.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  There were no sources of interest income or interest expense for the three months ended June 30, 2006.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses  inherent in the loan  portfolio.  For the six months ended June 30, 2007, the provision charged to expense was $238,000. The allowance for loan losses represents 1.05% of gross loans at June 30, 2007.  For the three months ended June 30, 2007, the provision charged to expense was $142,500.  There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the six months ended June 30, 2007 was $28,627.  Of this total, $22,204 was generated from residential mortgage origination fees.

Noninterest income during the three months ended June 30, 2007 was $15,058.  Of this total, $12,927 was generated from residential mortgage origination fees.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 was $1,822,920.  The largest increase, salaries and employee benefits, increased from $136,506 for the six months ended June 30, 2006 to $1,067,844 for the six months ended June 30, 2007.  The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the bank.  Net occupancy expense for the period ended June 30, 2007 was $62,744, as compared to $16,800 for the same period a year earlier.  The increase was primarily due to amortization of leasehold improvements, and other occupancy expenses associated with a second full service branch opened in 2007.

Total noninterest expense for the three months ended June 30, 2007 was $1,070,853.  The largest increase, salaries and employee benefits, increased from $88,799 for the three months ended June 30, 2006 to $565,362  for the three months ended June 30, 2007.  The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the bank, including the opening of a new full service branch office on May 14, 2007.  Net occupancy expense for the three months ended June 30, 2007 was $40,854, as compared to $8,400 for the same period a year earlier.  The increase was primarily due to amortization of leasehold improvements.

Income Taxes

An income tax benefit of $492,618 was recorded for the six months ended June 30, 2007.  This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss.  No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

An income tax benefit of $298,849 was recorded for the three months ended June 30, 2007.  This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss.  No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2007.  The net loss is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $238,000. The net loss before taxes of $1,437,378 was partially offset by the income tax benefit of $492,618.  The net loss of $295,899 for the six months ended June 30, 2006 was the result of expenses to organize and open the bank.

Net loss was $572,497 and $174,189 for the three months ended June 30, 2007 and 2006, respectively.  Net loss before income tax benefit was $871,346 for the three months ended June 30, 2007 compared to a net loss of $174,189 for the three months ended June 30, 2006.  The net loss for the three months ended June 30, 2007 is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $142,500.  The net loss for the three months ended June 30, 2006 was the result of expenses to organize and open the bank.

Financial Condition

Assets and Liabilities

During the first six months of 2007, total assets increased $29,516,181, or 122.6%, to $53,594,302 when compared to December 31, 2006. Federal funds sold decreased slightly from $11,727,000 at December 31, 2006 to $9,775,000 at June 30, 2007.  Total loans increased $22,480,957, or 450%, during the first six months of 2007.  Total deposits also increased $30,368,292, or 379%, from the December 31, 2006 amount of $8,008,566.  Within the deposit area, time deposits increased $9,848,187, or 179%, during the first six months of 2007.  Savings deposits increased $14,619,887, or 1,324%, during the first six months of 2007. Transaction accounts increased $5,900,218, or 418.5%, during the first six months of 2007.  This rapid growth in loans and deposits is a reflection that we have been ramping up our business since we commenced business on October 16, 2006.  We expect the amount of our loans and deposits to continue to increase, but not at the same percentage growth rate we have experienced to date.

Investment Securities

Investment securities available for sale increased from $4,214,506 at December 31, 2006 to $10,253,932 at June 30, 2007. All of the bank’s marketable investment securities were designated as available-for-sale at June 30, 2007.

Loans

We experienced significant loan growth during the first six months of 2007 as we worked to establish our presence in the marketplace.  Net loans increased $22,242,957, or 449.7%, during the period.  As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 400.4%, or $15,684,266, from December 31, 2006 to June 30, 2007.  Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Real estate - mortgage	$19,601,780	$3,917,514
Real estate - construction	1,020,476	444,242

Total mortgage loans	20,622,256	4,361,756

Commercial and industrial	5,277,353	158,500
Consumer and other	1,577,129	475,525

Total gross loans	$27,476,738	$4,995,781

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the bank’s credit position at a future date.  Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.  At June 30, 2007, and December 31, 2006, the bank did not have any criticized or classified loans.  Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	June 30,	December 31,
	2007	2006

Balance, January 1	$50,000	$—
Provision for loan losses for the period	238,000	50,000

Net loans (charged-off) recovered for the period	—	—

Balance, end of period	$288,000	$50,000

Gross loans outstanding, end of period	$27,476,738	$4,945,781

Allowance for loan losses to loans outstanding, end of period	1.05%	1.01%

Deposits

At June 30, 2007, total deposits had increased by $30,368,292, or 379.2%, from December 31, 2006.  The largest increase was in savings and money market accounts, which increased $14,619,891, or 1,324% from December 31, 2006 to June 30, 2007.  The increase was attributable to the opening of new accounts and the opening of our second full service branch office in the second quarter of 2007.  Expressed in percentages, noninterest-bearing deposits increased 612.1% and interest-bearing deposits increased 356.1%.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Noninterest-bearing demand deposits	$5,148,860	$723,074
Interest-bearing demand deposits	2,161,182	686,750
Savings and money market	15,723,788	1,103,901
Time deposits $100,000 and over	5,507,072	2,716,340
Other time deposits	9,835,956	2,778501
	$38,376,858	$8,008,566

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits.  The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 70.85% at June 30, 2007 and 61.76% at December 31, 2006.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2007, unused lines of credit totaled $7,900,000.

Capital Resources

Total shareholders’ equity decreased from $16,057,221 at December 31, 2006 to $15,129,445 at June 30, 2007.  The decrease is primarily due to the net loss for the period of $944,760.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum.  Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2007 as well as the ratios to be considered “well capitalized.”

The following table summarizes the bank’s risk-based capital at June 30, 2007:

(Dollars in Thousands)

Shareholders’ equity	$11,717
Less - disallowed deferred tax assets	857

Tier 1 capital	10,860
Plus - allowance for loan losses(1)	288

Total capital	$11,148

Risk-weighted assets	$34,870

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	31.14%
Total capital (to risk-weighted assets)	31.97%
Tier 1 capital (to total average assets)	26.80%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on June 21, 2007.

Proposal #1 – Election of Class Directors

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible.  The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders.  The current Class I directors are Thomas Hal Derrick, Stephen P. Nivens, F. Harvin Ray, Jr. and E. Daniel Scott.  The current Class II directors are J. Larry Stroud, Phmd, Donald E. Taylor, and Harry Michael White.  The current Class III directors are David S. Murray, Jr., Victoria Samuels, MD, Nitin C. Shah, and John D. Thompson.  The Class I directors were up for reelection at this year’s annual meeting of shareholders held on June 21, 2007.  Each of the Class I directors were re-elected at the annual meeting for three year term expiring at the 2010 annual meeting of shareholders.  For Mr. Derrick, 911,157 votes were cast in favor of his reelection as director with 35,400 abstained.  For Mr  Nivens, 900,888 votes were cast in favor of his reelection as director with 45,669 abstained.  For Mr. Ray, 926,157 votes were cast in favor of his reelection as director with 20,400 abstained.  For Mr  Scott, 911,307 votes were cast in favor of his reelection as director with 35,250 abstained.  The terms of the Class II directors will expire at the 2008 annual shareholders meeting, and the terms of the Class III directors will expire at the 2009 annual shareholders meeting.

Proposal #2 – Stock Incentive Plan

The 2007 Stock Incentive Plan was approved at the annual meeting of shareholders held on June 21, 2007 with 897,895 votes in favor, 4,850 votes against, and 43,812 abstained.

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

Date: August 14, 2007	By:	/s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.