Form 10QSB/A
period 2007-06-30
Congaree Bancshares Inc
filed 2007-08-29
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):       Yes        No

EXPLANATORY NOTE

        This amended quarterly report on Form 10-QSB/A is being filed to correct an error in calculation of salaries and employee benefits for the three months ended June 30, 2007 on the Consolidated Statements of Operations. In the original quarterly report on Form 10-QSB, which we filed with the Securities and Exchange Commission on August 14, 2007, salaries and employee benefits was understated by approximately $50,545, which resulted in reporting a smaller net loss for the period three months ended June 30, 2007 than was actually incurred. This amendment provides the correct amount of salaries and employee benefits on the Consolidated Statement of Operations for the three months ended June 30, 2007, as well as the correct amounts for total noninterest expense, loss before income taxes, income tax benefit, net loss, and basic loss per share on the Consolidated Statement of Operations.

        This amendment also includes updated certifications of our principal executive officer and principal financial officer. Accordingly, pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Part I, Item 1: Financial Statements and Item 2: Managements Discussion and Analysis or Plan of Operation as amended.

INDEX

PART I – FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets - June 30, 2007 and December 31, 2006	2

Condensed Statement of Operations - Six months ended June 30, 2007 and 2006
and Three months ended June 30, 2007 and 2006	3

Condensed Statement of Shareholders’ Equity (Deficit)-
Six months ended June 30, 2007 and 2006	4

Consolidated Statement of Cash Flows - Six months ended June 30, 2007 and 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

PART II – OTHER INFORMATION

Item 6. Exhibits	13

CONGAREE BANCSHARES, INC.

Condensed Balance Sheets

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,248,892	$448,239
Federal funds sold	9,775,000	11,727,000

Total cash and cash equivalents	11,023,892	12,175,239

Securities available for sale	10,253,932	4,214,506
Nonmarketable equity securities	155,344	-

Loans receivable	27,476,738	4,995,781

Less allowance for loan losses	288,000	50,000

Loans, net	27,188,738	4,945,781

Premises, furniture and equipment, net	3,794,820	2,150,983
Accrued interest receivable	173,070	78,878
Deferred tax asset	967,225	414,346
Other assets	37,281	98,388

Total assets	$53,594,302	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$5,148,860	$723,074
Interest-bearing transaction accounts	2,161,182	686,750
Savings and money market	15,723,788	1,103,901
Time deposits $100,000 and over	5,507,072	2,716,340
Other time deposits	9,835,956	2,778,501

Total deposits	38,376,858	8,008,566

Accrued interest payable	37,963	12,334
Other liabilities	50,037	-

Total liabilities	38,464,857	8,020,900

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 10,000,000 shares
authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	16,995,680	16,861,718
Retained deficit	(1,766,739)	(821,979)
Accumulated other comprehensive loss	(117,140)	(162)

Total shareholders’ equity	15,129,445	16,057,221

Total liabilities and shareholders’ equity	$53,594,302	$24,078,121

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$586,614	$-	$389,307	$-
Securities available for sale, taxable	198,006	-	118,175	-
Federal funds sold and other	296,022	-	131,973	-

Total	1,080,642	-	639,455	-

Interest expense:
Time deposits $100,000 and over	109,541	-	63,669	-
Other deposits	374,724	-	248,837	-
Other borrowings	1,462	-	-	-

Total	485,727	-	312,506	-

Net interest income	594,915	-	326,949	-

Provision for loan losses	238,000	-	142,500	-

Net interest income after provision
for loan losses	356,915	-	184,449	-

Noninterest income:
Service charges on deposit accounts	2,759	-	2,009	-
Residential mortgage origination fees	22,204	-	12,927	-
Other	3,664	2,300	122	350

Total noninterest income	28,627	2,300	15,058	350

Noninterest expenses:
Salaries and employee benefits	1,067,844	136,506	615,907	88,799
Net occupancy	62,744	16,800	40,854	8,400
Furniture and equipment	169,061	-	114,516	-
Other operating	523,271	144,893	350,121	77,340

Total noninterest expense	1,822,920	298,199	1,121,398	174,539

Loss before income taxes	(1,437,378)	(295,899)	(921,891)	(174,189)
Income tax benefit	(492,618)	-	(317,551)	-

Net loss	$(944,760)	$(295,899)	$(604,340)	$(174,189)

Losses per share
Basic loss per share	$(.54)	$(.66)	$(.34)	$(.39)

Average shares outstanding	1,764,439	449,577	1,764,439	449,577

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity
Six Months ended June 30, 2007 and 2006
(Unaudited)

				Deficit		Accumulated
				accumulated		other
				in the		compre-
	Common Stock		Capital	development	Retained	hensive
	Shares	Amount	surplus	stage	deficit	income	Total
Balance,
December 31, 2005	10	$1	$99	$	$-	$-	$100

Net loss				(295,899)	-	-	(295,899)

Balance,
June 30, 2006	10	$1	$99	$(295,899)	$--	$--	$(295,799)

Balance,
December 31, 2006	1,764,439	$17,644	$16,861,718	$-	$(821,979)	$(162)	$16,057,221

Net loss					(944,760)		(944,760)

Other comprehensive income,
net of taxes of $60,345						(116,978)	(116,978)

Comprehensive loss							(1,061,738)

Stock based compensation
expense			133,962				133,962

Balance,
June 30, 2007	1,764,439	$17,644	$16,995,680	$-	$(1,766,739)	$(117,140)	$15,129,445

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows
Six months June 30, 2007 and 2006
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(944,760)	$(295,899)
Adjustments to reconcile net loss to net cash
used by operating activities:
Provision for loan losses	238,000	-
Depreciation and amortization expense	47,379	-
Discount accretion	(22,217)	-
Deferred income tax benefit	(492,618)	-
Stock and warrant compensation expense	133,962	-
Increase in accrued interest receivable	(94,192)	-
Increase in accrued interest payable	25,628	-
Deferred stock issuance costs	-	(135,490)
Decrease (increase) in other assets	61,107	16,800
Increase (decrease) in other liabilities	50,037	(12,176)

Net cash used by operating activities	(997,674)	(426,765)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(6,349,793)	-
Net increase in loans receivable	(22,480,957)	-
Purchase of premises, furniture and equipment	(1,691,215)	(8,053)

Net cash used by investing activities	(30,521,965)	(8,053)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	4,425,786	-
Increase in interest bearing deposits	25,942,506	-
Proceeds from note payable	-	425,000

Net cash provided by financing activities	30,368,292	425,000

Net (decrease) increase in cash and cash equivalents	(1,151,347)	9,818

Cash and cash equivalents, beginning of period	12,175,239	20,836

Cash and cash equivalents, end of period	$11,023,892	$11,018

See notes to financial statements.

CONGAREE BANCSHARES, INC.
Notes to Unaudited Condensed Financial Statements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS No. 115". This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

CONGAREE BANCSHARES, INC.
Notes to Unaudited Condensed Financial Statements

Note 2 – Recently Issued Accounting Pronouncements – continued

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company does not have split-dollar life insurance arrangements. Therefore, EITF No. 06-4 will not impact the company’s consolidated financial statements

In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. The company has not purchased life insurance. Therefore, EITF No. 06-5 will not impact the company’s consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the first six months and three months of 2007 and 2006 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the six	For the three
	months ended	months ended
	June 30,	June 30,
	2007	2007
Net loss per share - basic computation:

Net loss to common shareholders	$(944,760)	$(604,340)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.54)	$(0.34)

CONGAREE BANCSHARES, INC.

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

CONGAREE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

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

CONGAREE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

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

Total noninterest expense for the three months ended June 30, 2007 was $1,121,398. The largest increase, salaries and employee benefits, increased from $88,799 for the three months ended June 30, 2006 to $615,907 for the three months ended June 30, 2007. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the opening of the bank, including the opening of a new full service branch office on May 14, 2007. Net occupancy expense for the three months ended June 30, 2007 was $40,854, as compared to $8,400 for the same period a year earlier. The increase was primarily due to amortization of leasehold improvements.

Income Taxes

An income tax benefit of $492,618 was recorded for the six months ended June 30, 2007. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

An income tax benefit of $317,551 was recorded for the three months ended June 30, 2007. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

Net Loss

The combination of the above factors resulted in a net loss for the six months ended June 30, 2007. The net loss of $944,760 is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $238,000. The net loss of $295,899 for the six months ended June 30, 2006 was the result of expenses to organize and open the bank.

Net loss was $604,340 and $174,189 for the three months ended June 30, 2007 and 2006, respectively. The net loss for the three months ended June 30, 2007 is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $142,500. The net loss for the three months ended June 30, 2006 was the result of expenses to organize and open the bank.

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

CONGAREE BANCSHARES, INC.

Item 2.  Management’s Discussion and Analysis or Plan of Operations – continued

Investment Securities

Investment securities available for sale increased from $4,214,506 at December 31, 2006 to $10,253,932 at June 30, 2007. All of the bank’s marketable investment securities were designated as available-for-sale at June 30, 2007.

Loans

We experienced significant loan growth during the first six months of 2007 as we worked to establish our presence in the marketplace. Net loans increased $22,242,957, or 449.7%, during the period. As shown below, the main component of growth in the loan portfolio was real estate — mortgage loans which increased 400.4%, or $15,684,266, from December 31, 2006 to June 30, 2007. Balances within the major loans receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

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

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	June 30,	December 31,
	2007	2006

Balance, January 1	$50,000	$-
Provision for loan losses for the period	238,000	50,000
Net loans (charged-off) recovered for the period	-	-

Balance, end of period	$288,000	$50,000

Gross loans outstanding, end of period	$27,476,738	$4,945,781

Allowance for loan losses to loans outstanding, end of period	1.05%	1.01%

CONGAREE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

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

CONGAREE BANCSHARES, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operations – continued

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

PART II – OTHER INFORMATION

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

Date: August 29, 2007	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: August 29, 2007	By: /s/ Charlie T. Lovering
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