Form 10QSB
period 2007-09-30
Congaree Bancshares Inc
filed 2007-11-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

1,764,439 shares of common stock, par value $.01 per share, outstanding as of November 9, 2007.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$1,505,277	$448,239
Federal funds sold	7,128,000	11,727,000

Total cash and cash equivalents	8,633,277	12,175,239

Securities available for sale	14,142,455	4,214,506
Nonmarketable equity securities	155,344	—

Total securities	14,297,799	4,214,506

Loans receivable	37,667,937	4,995,781

Less allowance for loan losses	377,000	50,000

Loans, net	37,290,937	4,945,781

Premises, furniture and equipment, net	3,690,197	2,150,983
Accrued interest receivable	258,090	78,878
Deferred tax asset	1,086,748	414,346
Other assets	54,109	98,388

Total assets	$65,311,157	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$3,986,654	$723,074
Interest-bearing transaction accounts	2,154,750	686,750
Savings and money market	21,912,787	1,103,901
Time deposits $100,000 and over	7,571,118	2,716,340
Other time deposits	12,271,621	2,778,501

Total deposits	47,896,930	8,008,566

Securities sold under agreements to repurchase	2,460,832	—
Accrued interest payable	52,363	12,334
Other liabilities	46,872	—

Total liabilities	50,456,997	8,020,900

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,092,008	16,861,718
Retained deficit	(2,249,728)	(821,979)
Accumulated other comprehensive loss	(5,764)	(162)

Total shareholders’ equity	14,854,160	16,057,221

Total liabilities and shareholders’ equity	$65,311,157	$24,078,121

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,244,467	$—	$657,853	$—
Securities available for sale, taxable	368,901	—	170,895	—
Federal funds sold and other	408,328	—	112,306	—

Total	2,021,696	—	941,054	—

Interest expense:
Time deposits $100,000 and over	195,675	—	86,134	—
Other deposits	743,396	—	379,529	—
Other borrowings	36,066	—	23,748	—

Total	975,137		489,411	—

Net interest income	1,046,559	—	451,643	—

Provision for loan losses	327,000	—	89,000	—

Net interest income after provision for loan losses	719,559	—	362,643	—

Noninterest income:
Service charges on deposit accounts	14,261	—	11,502	—
Residential mortgage origination fees	30,412	—	8,208	—
Other	10,514	8,862	6,850	6,562

Total noninterest income	55,187	8,862	26,560	6,562

Noninterest expenses:
Salaries and employee benefits	1,631,890	322,592	644,156	186,086
Net occupancy	93,991	36,182	31,247	19,382
Furniture and equipment	259,481	—	90,420	—
Other operating	886,650	254,713	283,269	109,820

Total noninterest expense	2,872,012	613,487	1,049,092	315,288

Loss before income taxes	(2,097,266)	(604,625)	(659,889)	(308,726)
Income tax benefit	(669,517)	—	(176,899)	—

Net loss	$(1,427,749)	$(604,625)	$(482,990)	$(308,726)

Losses per share
Basic loss per share	$(.81)	$(.37)	$(.27)	$(.19)

Average shares outstanding	1,764,439	1,620,000	1,764,439	1,620,000

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

Nine months ended September 30, 2007 and 2006

(Unaudited)

				Deficit		Accumulated
				accumulated		other
				in the		compre-
	Common Stock		Capital	development	Retained	hensive
	Shares	Amount	surplus	stage	deficit	income (loss)	Total
Balance, December 31, 2005	10	$1	$99	$(149,218)	$—	$—	$(149,118)

Issuance of Common Stock	1,619,990	16,199	16,183,701				16,199,900

Stock Issuance Costs			(734,252)				(734,252)

Net loss				(604,625)			(604,625)

Balance, September 30, 2006	1,620,000	$16,200	$15,449,548	$(753,843)	$—	$—	$14,711,905

Balance, December 31, 2006	1,764,439	$17,644	$16,861,718	$—	$(821,979)	$(162)	$16,057,221

Net loss					(1,427,749)		(1,427,749)

Other comprehensive income, net of taxes of $ 2,969						(5,602)	(5,602)

Comprehensive loss							(1,433,351)

Stock based compensation expense			230,290				230,290

Balance, September 30, 2007	1,764,439	$17,644	$17,092,008	$—	$(2,249,728)	$(5,764)	$14,854,160

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,427,749)	$(604,625)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	327,000	—
Depreciation and amortization expense	88,839	—
Discount accretion	(38,634)	—
Deferred income tax benefit	(672,402)	—
Stock and warrant compensation expense	230,290	—
Increase in accrued interest receivable	(179,212)	—
Increase in accrued interest payable	40,029	—
Deferred stock issuance costs	—	8,937
Decrease in other assets	44,279	6,290
Increase in other liabilities	46,872	94,298

Net cash used by operating activities	(1,540,688)	(495,100)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(155,344)	—
Purchase of securities available for sale	(9,894,918)	—
Net increase in loans receivable	(32,672,156)	—
Purchase of premises, furniture and equipment	(1,628,052)	(13,053)

Net cash used by investing activities	(44,350,470)	(13,053)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	3,263,580	—
Increase in interest bearing deposits	36,624,784	—
Increase in Securities sold under agreements to repurchase	2,460,832
Borrowings from line of credit	—	735,000
Proceeds from issuance of stock, net	—	15,465,648

Net cash provided by financing activities	42,349,196	16,200,648

Net (decrease) increase in cash and cash equivalents	(3,541,962)	15,692,495

Cash and cash equivalents, beginning of period	12,175,239	20,836

Cash and cash equivalents, end of period	$8,633,277	$15,713,331

Cash paid during the period for:

Interest	$935,108	$—

See notes to financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Condensed Financial Statements

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. It should be understood that Congaree State Bank opened for business on October 16, 2006. For further information, refer to the financial statements and the notes included in Congaree Bancshares, Inc.’s 2006 Annual Report on Form 10-KSB.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly–held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of Statement 158 to materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115”. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument–by–instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative–effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06–4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements”. EITF No. 06–4 addresses employer accounting for endorsement split–dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion–1967”. EITF 06–4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative–effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company does not have split-dollar life insurance arrangements. Therefore, EITF No. 06-4 will not impact the company’s consolidated financial statements

In September 2006, the FASB ratified the consensus reached related to EITF No. 06–5, “Accounting for Purchases of Life Insurance–Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85–4, Accounting for Purchases of Life Insurance.” EITF No. 06–5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06–5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual–life by individual–life policy (or certificate by certificate in a group policy). EITF No. 06–5 is effective for fiscal years beginning after December 15, 2007. The company has not purchased life insurance. Therefore, EITF No. 06-5 will not impact the company’s consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the nine months and three months ended September 30, 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the nine	For the three
	months ended	months ended
	September 30,	September 30,
	2007	2007
Net loss per share - basic computation:

Net loss to common shareholders	$(1,427,749)	$(482,990)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.81)	$(0.27)

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

Overview

Our bank opened for business on October 16, 2006. All activities of the company prior to that date relate to the organization of the bank. The following discussion describes our results of operations for the nine months and quarters ended September 30, 2007 and 2006 and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. Because our bank opened for business on October 16, 2006, a comparison of the nine months and quarter ended September 30, 2007 to the nine months and quarter ended September 30, 2006 is not meaningful in most areas.

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

Results of Operations

Net Interest Income

Net interest income was $1,046,559 during the nine months ended September 30, 2007. The net interest margin for this period was 3.52% on average earning assets of $39,707,179. Interest income during this period was $2,021,696 consisting of interest on loans, including fees, in the amount of $1,244,467, interest income on the investment portfolio of $368,901, and interest income on federal funds sold of $408,328. Interest expense for the nine months ended September 30, 2007 was $975,137. There were no sources of interest income or interest expense for the nine months ended September 30, 2006.

Net interest income was $451,643 during the three months ended September 30, 2007. The net interest margin for this period was 3.40% on average earning assets of $53,114,524. Interest income during this period was $941,054, consisting of interest on loans, including fees, in the amount of $657,853, interest income on the investment portfolio of $170,895, and interest income on federal funds sold of $112,306. Interest expense for the three months ended September 30, 2007 was $489,411. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. There were no sources of interest income or interest expense for the three months ended September 30, 2006.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2007, the provision charged to expense was $327,000. The allowance for loan losses represents 1.01% of gross loans at September 30, 2007. For the three months ended September 30, 2007, the provision charged to expense was $89,000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

Noninterest Income

Noninterest income during the nine months ended September 30, 2007 was $55,187. Of this total, $30,412 was generated from residential mortgage origination fees. Service charges on deposit accounts totaled $14,261.

Noninterest income during the three months ended September 30, 2007 was $26,560. Of this total, $8,208 was generated from residential mortgage origination fees. Service charges on deposit accounts totaled $11,502.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 was $2,872,012. The largest increase, salaries and employee benefits, increased from $322,592 for the nine months ended September 30, 2006 to $1,631,890 for the nine months ended September 30, 2007. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the growth of the bank. Net occupancy expense for the period ended September 30, 2007 was $93,991, as compared to $36,182 for the nine months ended September 30, 2006. The increase was primarily due to amortization of leasehold improvements, and other occupancy expenses associated with a second full service branch opened in 2007. The increase of $631,937 in other operating expenses, from $254,713 for the nine months ended September 30, 2006 to $886,650 for the nine months ended September 30, 2007, is mostly attributable to an increase in advertising and marketing, insurance, data processing and related costs, office supplies, and professional fees, which includes legal, audit, and compliance expenses.

Total noninterest expense for the three months ended September 30, 2007 was $1,049,092. The largest increase, salaries and employee benefits, increased from $186,086 for the three months ended September 30, 2006 to $644,156 for the three months ended September 30, 2007. The increase is primarily attributable to the hiring of additional staff to meet the needs associated with the growth of the bank, including the opening of a new full service branch office on May 14, 2007. Net occupancy expense for the three months ended September 30, 2007 was $31,247, as compared to $19,382 for the three months ended September 30, 2006. The increase was primarily due to amortization of leasehold improvements, and other occupancy expenses associated with a second full service branch opened in 2007. The increase of $173,449 in other operating expenses, from $109,820 for the three months ended September 30, 2006 to $283,269 for the three months ended September 30, 2007, is mostly attributable to an increase in advertising and marketing, insurance, data processing and related costs, office supplies, and professional fees, which includes legal, audit, and compliance expenses.

Income Taxes

An income tax benefit of $669,517 was recorded for the nine months ended September 30, 2007. This represents an effective tax rate of 32% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

An income tax benefit of $176,899 was recorded for the three months ended September 30, 2007. This represents an effective tax rate of 27% to record the income tax benefit resulting from the net operating loss. No income tax benefit was recorded for the same period in 2006, because the company was a development stage enterprise.

Net Loss

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2007. The net loss is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $327,000. The net loss before taxes of $2,097,266 was partially offset by the income tax benefit of $669,517. The net loss of $604,625 for the nine months ended September 30, 2006 was the result of expenses to organize and open the bank.

Net loss was $482,990 and $308,726 for the three months ended September 30, 2007 and 2006, respectively. Net loss before income tax benefit was $659,889 for the three months ended September 30, 2007 compared to a net loss of $308,726 for the three months ended September 30, 2006. The net loss for the three months ended September 30, 2007 is primarily a result of noninterest expenses associated with operating two full service branches and our provision for loan losses of $89,000. The net loss for the three months ended September 30, 2006 was the result of expenses to organize and open the bank.

Financial Condition

Assets and Liabilities

During the first nine months of 2007, total assets increased $41,233,036, or 171.2%, to $65,311,157 when compared to December 31, 2006. Federal funds sold decreased  from $11,727,000 at December 31, 2006 to $7,128,000 at September 30, 2007. Gross loans increased $32,672,156, or 654.0%, during the first nine months of 2007. Total deposits also increased $39,888,364, or 498.1%, from the December 31, 2006 amount of $8,008,566. Within the deposit area, time deposits increased $14,347,898, or 261.1%, during the first nine months of 2007. Savings deposits increased $20,808,886, or 1,885.0%, during the first nine months of 2007. Transaction accounts increased $4,731,580, or 335.6%, during the first nine months of 2007. This rapid growth in loans and deposits is a reflection that we have been ramping up our business since we commenced business on October 16, 2006. We expect the amount of our loans and deposits to continue to increase, but not at the same percentage growth rate we have experienced to date.

Investment Securities

Investment securities available for sale increased from $4,214,506 at December 31, 2006 to $14,142,455 at September 30, 2007.

Nonmarketable equity securities include the cost of the Company’s investment in the stock of Bankers Bank. Nonmarketable equity securities increased $155,344 since December 31, 2006.

Loans

We experienced significant loan growth during the first nine months of 2007 as we worked to establish our presence in the marketplace. Net loans increased $32,345,156, or 654.0%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 629.6%, or $24,664,653, from December 31, 2006 to September 30, 2007. Balances within the major loans receivable categories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Real estate - mortgage	$28,582,167	$3,917,514
Real estate - construction	1,838,250	444,242

Total mortgage loans	30,420,417	4,361,756

Commercial and industrial	5,785,148	158,500
Consumer and other	1,462,372	475,525

Total gross loans	$37,667,937	$4,995,781

Risk Elements in the Loan Portfolio

Criticized loans are loans that have potential weaknesses that deserve close attention and which could, if uncorrected, result in deterioration of the prospects for repayment or the bank’s credit position at a future date. Classified loans are loans that are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and as to which there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected. At September 30, 2007, and December 31, 2006, the bank did not have any criticized or classified loans. Additionally, we did not have any loans in nonaccrual status or loans past due for more than 90 days.

Allowance for Loan Losses

Activity in the Allowance for Loan Losses is as follows:

	September 30,	December 31,
	2007	2006

Balance, January 1	$50,000	$—
Provision for loan losses for the period	327,000	50,000
Net loans (charged-off) recovered for the period	—	—

Balance, end of period	$377,000	$50,000

Gross loans outstanding, end of period	$37,667,937	$4,995,781

Allowance for loan losses to loans outstanding, end of period	1.01%	1.00%

Deposits

At September 30, 2007, total deposits had increased by $39,888,364, or 498.1%, from December 31, 2006. The largest increase was in savings and money market accounts, which increased $20,808,886, or 1,885.0% from December 31, 2006 to September 30, 2007. The increase was attributable to the opening of new accounts and the opening of our second full service branch office in the second quarter of 2007. Expressed in percentages, noninterest-bearing deposits increased 451.3% and interest-bearing deposits increased 213.8%.

Balances within the major deposit categories as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Noninterest-bearing demand deposits	$3,986,654	$723,074
Interest-bearing demand deposits	2,154,750	686,750
Savings and money market	21,912,787	1,103,901
Time deposits $100,000 and over	7,571,118	2,716,340
Other time deposits	12,271,621	2,778,501

	$47,896,930	$8,008,566

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments and through pricing policies to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was at 74.05% at September 30, 2007 and 61.76% at December 31, 2006.

We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2007, unused lines of credit totaled $7,900,000.

Capital Resources

Total shareholders’ equity decreased from $16,057,221 at December 31, 2006 to $14,854,160 at September 30, 2007. The decrease is primarily due to the net loss for the period of $1,427,749.

The bank is subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve also imposes regulatory capital requirements on bank holding companies. However, the Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies,” which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC. Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company. Nevertheless, our bank remains subject to these capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital.

The bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2007 as well as the ratios to be considered “well capitalized.” The following table summarizes the bank’s risk-based capital at September 30, 2007:

(Dollars in Thousands)

Shareholders’ equity	$11,417
Less - disallowed deferred tax assets	1,023

Tier 1 capital	10,394
Plus - allowance for loan losses(1)	377

Total capital	$10,771

Risk-weighted assets	$46,876

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	22.17%
Total capital (to risk-weighted assets)	22.98%
Tier 1 capital (to total average assets)	18.34%

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Other Information

Not applicable

Item 5. Exhibits

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

Date: November 14, 2007	By:	/s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.