Form 10KSB
period 2007-12-31
Congaree Bancshares Inc
filed 2008-03-31
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Under Section 13 Or 15(d) of The Securities Exchange Act Of 1934
For The Fiscal Year Ended: December 31, 2007.

☐	Transition Report Under Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934
For the Transition Period from to

Commission file number 000-52592

Congaree Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

South Carolina	20-1734180
(State of Incorporation)	(I.R.S. Employer Identification No.)

1201 Knox Abbott Drive, Cayce, SC	29033
(Address of principal executive offices)	(Zip Code)
(803) 794-2265
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The issuer’s revenue for its most recent fiscal year was $3,261,671.  As of March 31, 2008, 1,764,439 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 20, 2008 was $10.00.  Because there is not an active trading market for the Common Stock, we have used our book value of $7.97 as of March 20, 2008 to calculate our public float.

Transitional Small Business Disclosure Format.  (Check one):  Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders	Part III (Portions of Items 9-12 and 14)
to be held on May 14, 2008

Part I

Item 1.  Description of Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” and the following:

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

•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

General

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”). The Bank currently maintains a main office in Cayce, South Carolina.  Since our inception in November 2005 and before our opening the Bank for business on October 16, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary bank to commence business as a financial institution. We completed the renovation of our Cayce office at 1201 Knox Abbott Drive, Cayce, South Carolina and moved our headquarters and opened a full service banking office at this location on May 14, 2007.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2007, our consolidated total assets were $79,840,567, our consolidated total loans were $54,736,304, our consolidated total deposits were $60,279,810, and our total shareholders’ equity was approximately $14,332,678.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees and income from the sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits and occupancy costs.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas.

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

Location and Service Area

Our primary service area consists of Lexington and Richland Counties, with a primary focus on an area within a 15 mile radius of our office in West Columbia, South Carolina.  Our Sunset office is located in West Columbia on a major artery that connects Columbia with Lexington.  We opened the Sunset office in January, 2008.  The site is located approximately one mile east of the Lexington Medical Center and provides excellent visibility for the Bank.  In May, 2007, we opened a new branch and administration office at 1201 Knox Abbot Drive, Cayce, South Carolina.  Our anticipated expansion plans include opening an additional branch strategically located in our primary service area by the end of 2008.  This branch will extend the market reach of our bank, and it will increase our personal service delivery capabilities to all of our customers.  We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Our primary service area consists of Lexington and Richland Counties, South Carolina.  With its central location in the state and convenient access to I-20, I-26, and I-77, this area is considered one of the fastest growing areas in South Carolina.  Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy.  Lexington Medical Center, Lexington County’s largest employer, has approximately 3,800 employees and continues to expand.  The other top employers in Lexington County include Michelin Tire Corporation, Allied-Signal Corporation, United Parcel Service, and NCR Corporation.  The amenities and opportunities that our primary service area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture.  We believe these factors make the quality of life in the area attractive.

Our primary service area has also experienced solid population growth.  Since 1950, the population in Lexington County has increased over 380%.  Based on U.S. Census data, West Columbia is the largest city in Lexington County with approximately 13,000 residents in 2000, representing a growth rate of approximately 23% from 1990 to 2000.  This significantly outpaced the rates of population growth of the State of South Carolina and the United States during this period which were approximately 15% and 13%, respectively.  Lexington County shared similar population growth.  From 1990 to 2000, Lexington County’s growth rate of approximately 29% ranked in the top five of all counties in South Carolina.  Together, Lexington and Richland Counties had a population of over 536,000 as of the 2000 census, which is expected to increase to approximately 600,000 by 2010, or 12%.  Within a 15 mile radius of our proposed main bank, the population grew at a rate of approximately 14% between 1990 and 2000.  This growth in population has contributed to a significant increase in construction activity in the area.  According to the Central Midlands Council of Governments, new single family housing units approved for construction in Lexington and Richland Counties increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%.  We believe that these trends will continue and presents a growth opportunity for our bank.  Ultimately, the success of our bank will depend on the economy of the community, and an economic downturn would hurt our business.  We believe that the demographic factors in Lexington and Richland Counties make it a desirable market in which to grow our bank.

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

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  The bank’s loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee.  The bank does not make any loans to any director of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank.  The bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.  The bank expects to sell residential mortgage loans that it originates in the secondary market.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  Our allowance for loan losses is approximately 1.00% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data.  Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2007, loans secured by first or second mortgages on real estate made up approximately $46,122,196, or 83.4% of our loan portfolio. These loans will generally fall into one of two categories: real estate – mortgage and real estate – construction.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The bank will generally charge an origination fee for each loan.

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

•                  Real Estate - Mortgage.  Loans secured by real estate mortgages are the principal component of our loan portfolio. These loans generally fall into one of two categories: residential real estate loans and commercial real estate loans.

•                  Residential Real Estate Loans.  At December 31, 2007, our individual residential real estate loans ranged in size from $120,000 to $975,000, with an average loan size of approximately $385,000.  These loans generally have longer terms of up to 30 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the bank.  At December 31, 2007, residential real estate loans (other than construction loans) totaled $3,803,706, or 6.9% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2007, our individual commercial real estate loans ranged in size from $45,000 to $1,700,000, with an average loan size of approximately $325,000.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2007, commercial real estate loans (other than construction loans) totaled $22,048,484, or 39.9% of our loan portfolio.

•                  Real Estate - Construction.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis.  Most loans will mature and require payment in full upon the sale of the property.  Construction and development loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property.  Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2007, total construction loans amounted to $8,188,004, or 14.8% of our loan portfolio.

Commercial Loans.  The bank makes loans for commercial purposes in various lines of businesses. We focus our efforts on commercial loans of less than $1,000,000.  Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank. Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be insufficient to service the debt.  Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.  At December 31, 2007, commercial loans amounted to $7,505,415, or 13.6% of our loan portfolio.

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

We also offer home equity loans.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property. At December 31, 2007, individual home equity lines of credit, which are secured by real estate, amounted to $12,082,002, or 21.9% of our loan portfolio. Consumer loans which are not secured by real estate amounted to $1,661,293, or 3.0% of our loan portfolio.

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

Employees

As of March 21, 2008, we had 42 full-time employees and 3 part-time employees.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Moreover, the South Carolina Board of Financial Institutions also must approve an acquisition of a South Carolina bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934.  Any shareholder of 10% or more, but less than 25% of any class of our voting securities would be required to either file as a controlling shareholder of the company or rebut the presumption of control in accordance with Federal Reserve regulations.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “under-capitalized” (see below “Congaree State Bank — Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “Congaree State Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the Company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Congaree State Bank - Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions, including a restriction on the ability to sell our bank for at least five years from the date of its formation.  We are not required to obtain the approval of the South Carolina Board of Financial Instutions prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

Prompt Corrective Action.  As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•                                          Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure.  A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•                                          Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•                                          Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•                                          Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•                                          Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2007, the bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.     The Federal Deposit Insurance Act also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the FDIC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Deposit Insurance and Assessments.   Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law - generally $100,000 per accountholder and $250,000 for certain retirement accountholders.   In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information - supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The company is a legal entity separate and distinct from the bank and its other subsidiaries.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries.  The company and the bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.   In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Consumer Protection Regulations.  Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.  The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act.  The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the bank Secrecy Act, and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  The bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the bank received a composite rating of one or two at the last federal or state regulatory examination.  The bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the bank may not pay a dividend if, after paying the dividend, the bank would be undercapitalized.

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

Our bank is a de novo bank that began operations in October 2006.  As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit.  In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money.  This will take time.  Our future profitability is dependent on numerous factors including the continued success of the economy of the community and favorable government regulation.  While the economy in this area has been strong in recent years, an economic downturn in the area would hurt our business.  We are also a highly regulated institution.  Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans, purchase securities, and pay dividends.  Although we expect to become profitable in our third year, there is a risk that a deterioration of the local economy or adverse government regulation and other factors could affect our plans.

In addition, although we have grown rapidly since opening in October 2006, we may not be able to sustain this rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar asset growth rates as we continue to expand, and consequently our historical results of operations are not necessarily indicative of our future operations.  If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $1,137,180 of our loans, or 7.9% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital.  At December 31, 2007, we had $241,773 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Our real estate portfolios are exposed to weakness in the U.S. housing markets and the overall state of the economy.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, have resulted in sharp increases in delinquencies and losses in our portfolios of broker-originated, out-of-footprint home equity lines and loans, nonprime mortgages, and loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, our earnings and capital could be adversely affected.

Changes in prevailing interest rates are likely to reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  The Federal Reserve rapidly reduced short-term interest rates in the first quarter of 2008 by 200 basis points.  We anticipate that these reductions will continue in 2008.  These rate cuts will adversely affect our profitability in 2008, as our assets generally reprice sooner than our liabilities.  In the long term, we could benefit from a low interest rate environment; however, no assurance can be given that the Federal Reserve will continue to decrease interest rates or whether it will increase rates, or what results such changes will have on our performance.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate.  Approximately 28.3% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered riskier than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

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

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Lexington and Richland Counties.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented 68.15% of our interest income for the year ended December 31, 2007.  If an economic downturn occurs in the economy as a whole, or especially in the Lexington or Richland County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small and medium-sized business.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition and results of operations may be adversely affected.

We expect that a significant portion of our loan portfolio will be secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, 83.42% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ended December 31, 2009 (assuming the one-year extension recently proposed by the SEC becomes effective), our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management’s assessment.   We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

If we are unable to receive a positive attestation from our independent registered public accounting firm for the year ending December 31, 2009 (assuming the one-year extension recently proposed by the SEC becomes effective) then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  Moreover, these necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

Although we are subject to extensive and comprehensive regulation by various banking regulatory agencies such as the FDIC and the South Carolina Board of Financial Institutions, the purpose of these banking regulatory agencies is to protect and insure the interests and deposits of our bank’s depositors.  These agencies do not consider preserving or maximizing the investment made by the company’s investors when regulating the bank’s activities.

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

Item 2.   Description of Property.

Our Sunset office, which opened in January, 2008 is located at the intersection of Sunset Boulevard and Kim Street approximately one mile east of the Lexington Medical Center.  Our address is 2023 Sunset Boulevard, West Columbia, South Carolina 29169.  The building is approximately 4,100 square feet on a site that is approximately 1.5 acres in size and is a full service banking facility with 3 drive-thru lanes and a drive-thru ATM.  We also occupy another branch and administration office located at 1201 Knox Abbot Drive, Cayce, South Carolina.  This building is approximately 7,500 square feet in administration area and approximately 2,100 square feet branch office with a drive in facility.  We also expect to open a third full service branch in our primary service area by the end of 2008.   We have not selected a location for this office.

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

As of March 1, 2008, there were 1,764,439 shares of common stock outstanding held by approximately 1,832 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006.  The price per share in our initial public offering was $10.00.  We are not aware of any trades of our common stock.

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

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

General

Our bank opened for business in October 2006. Accordingly, the year ended December 31, 2006 included approximately three months of banking operations. The comparison of the years ended December 31, 2007 and December 31, 2006 should be read in that context.  From January 1, 2006 to October 15, 2006, we engaged in pre-opening activities, including, without limitation, the pursuit of regulatory approvals from the FDIC and the South Carolina Board of Financial Institutions to charter the bank and from the Federal Reserve to become a bank holding company.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007, included herein.

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

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.

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

Results of Operations

General

Our net loss was $2,091,123 and $672,761 for the years ended December 31, 2007 and 2006, respectively. Net loss before income tax benefit was $3,073,751 for the year ended December 31, 2007, an increase of $1,986,728, or 182.8%, compared to $1,087,023 for the year ended December 31, 2006.  The $1,986,728 increase in net loss before income tax benefits resulted from a $3,071,773 increase in noninterest expense, partially offset by increases of $1,447,143 in net interest income and $90,502 in other income.  Noninterest income increased from $11,268 for the year ended December 31, 2006 to $101,770 for the year ended December 31, 2007.  We also recorded a provision for loan losses of $502,600 and $50,000 for the years ended December 31, 2007 and 2006, respectively.

We incurred $847,904 in pre-opening expenses during the period from our inception on November 2, 2005 through October 16, 2006, the date our bank opened for business, and only had approximately three months of banking operations in 2006.  Our organizational costs were expensed when incurred in accordance with FASB Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.”

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.

Net interest income was $1,593,231 for the year ended December 31, 2007, an increase of $1,447,143 or 990.5% over net interest income of $146,088 for the year ended December 31, 2006.  Interest income of $3,159,901 for the year ended December 31, 2007 included $2,153,450 on loans, $565,520 on investment securities and $440,931 on federal funds sold.  Loan interest and related fees improved $2,094,049 or 3,525.2% over 2006, due to continued growth in the loan portfolio volume. Total interest expense of $1,566,670 for the year ended December 31, 2007 included $1,500,322 related to deposit accounts and $66,348 on federal funds purchased and Federal Home Loan Bank borrowings.  Interest expense on deposits increased $1,467,529, or 4,475.1%, due to continued growth in deposits, primarily certificates of deposit.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. The net amount of capitalized loan fees is amortized into interest income over the life of the loans.

Average Balances, Income and Expenses, Yields and Rates

For the Years Ended December 31,

	2007			2006
	Average balance	Income/ expense	Yield /rate	Average balance	Income/ expense	Yield/ rate
Interest-earning assets:
Federal funds sold	$8,557,961	$440,931	5.15%	$2,452,940	$143,779	5.86%
Investment securities and FHLB stock	10,412,377	565,520	5.43	717,604	37,884	5.28
Loans (1)	26,821,247	2,153,450	8.03	377,122	59,401	15.75
Total interest-earning assets	45,791,585	3,159,901	6.90	3,547,666	241,064	6.80
Non-earning assets	2,978,508			1,064,601
Total assets	$48,770,093			$4,612,267

Interest-bearing liabilities:
Interest checking	$1,969,755	$30,079	1.53%	$75,416	$1,586	2.10%
Savings and money market	15,443,173	792,748	4.75	102,984	4,512	4.38
Time deposits	14,094,229	736,814	5.23	463,502	26,696	5.76
Federal funds purchased and repurchase agreement	1,553,252	7,029	4.27	860,700	62,183	7.22
Total interest-bearing liabilities	33,060,409	1,566,670	4.74	1,502,602	94,977	6.32
Non-interest bearing liabilities	3,848,730			411,814
Shareholders’ equity	11,860,954			2,697,851
Total liabilities and shareholders’ equity	$48,770,093			$4,612,267
Net interest spread			2.16%			0.48%
Net interest income/margin		$1,593,231	3.48%		$146,087	4.12%

(1)  Loan fees, which are immaterial, are included in interest income.  There were no nonaccrual loans for either period.

Our consolidated net interest margin for the year ended December 31, 2007 was 3.48%, a decrease of 64 basis points from the net interest margin of 4.12% for the year ended December 31, 2006.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This decrease can be attributed to the costs of our funding sources.  We relied on a higher volume of money market deposits to fund the growth of our loan portfolio in 2007.  These deposits are priced higher than core deposits. Additionally, for the first time in 2007, we utilized alternative funding sources of federal funds purchased. Earning assets averaged $45,791,585 for the year ended December 31, 2007, increasing from $3,547,666 for the year ended December 31, 2006. Our net interest spread was 2.16% for the year ended December 31, 2007. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect which the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates had on changes in net interest income for the comparative periods presented.  Changes attributed to both rate and volume, have been allocated on a pro rata basis.

	2007 Compared to 2006
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$297,152	$(150,630)	$447,782
Investment securities and FHLB stock	527,636	398,315	129,321
Loans	2,094,049	2,032,720	61,329
Total interest income	2,918,837	2,280,405	638,432

Interest-bearing liabilities:
Interest-bearing deposits	1,467,529	1,470,491	(2,962)
Federal funds purchased and Repurchase agreement	4,165	29,395	(25,230)
Total interest expense	1,471,694	1,499,886	(28,192)
Net interest income	$1,447,143	$780,520	$666,624

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

Our provision for loan losses for the year ended December 31, 2007 was $502,600, an increase of $452,600 or 905.2% over our provision of $50,000 for the year ended December 31, 2006.  The allowance as a percentage of gross loans continues to be maintained at approximately 1.00% due to management’s continued evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2007 was $101,770 compared to $11,268 for the year ended December 31, 2006.  Service charges and other fees on deposit accounts were $23,087 for the year ended December 31, 2007 an improvement of $23,013 over the year ended December 31, 2006 due to an increase in deposit accounts.  For the year ended December 31, 2007, mortgage loan origination fees were $53,580, an increase of $51,355, or 2,308.1% from 2006, as we continued to increase the volume of mortgage loans originated.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2007 and 2006.

	2007	2006
Compensation and benefits	$2,286,714	$593,216
Occupancy and equipment	254,131	155,151
Data processing and related costs	276,151	31,979
Marketing, advertising and shareholder communications	410,419	27,833
Legal and audit	202,532	75,464
Other professional fees	140,197	80,000
Supplies, postage and telephone	111,803	39,100
Insurance	43,583	27,440
Credit related expenses	82,341	—
Courier and armored carrier service	1,962	—
Regulatory fees and FDIC insurance	38,373	—
Other	417,946	164,196
Total noninterest expense	$4,266,152	$1,194,379

Noninterest expense was $4,266,152 for the year ended December 31, 2007 compared to $1,194,379 for the year ended December 31, 2006.  The most significant component of noninterest expense is compensation and benefits, which totaled $2,286,714 for the year ended December 31, 2007, compared to $593,216 for the year ended December 31, 2006. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs.  Occupancy and equipment expense of $254,131 in 2007 increased from $155,151 in 2006.  Occupancy and equipment costs were higher in 2007 due to amortization of leasehold improvements, and other occupancy expenses associated with a second full service branch that opened in 2007. Data processing and related expense increased from $31,979 in 2006 to $276,151 in 2007, primarily due to an increase in our core processor charges because of the increased volume of new accounts. Legal and audit fees increased from $75,464 in 2006 to $202,532 in 2007, as a result of complying with the Sarbanes-Oxley Act of 2002.  Other professional fees increased from $80,000 in 2006 to $140,197 in 2007, primarily due to a search firm fee paid in conjunction with the hiring of a senior lender during the first quarter of 2007, as well as additional third-party consultant costs incurred for compliance, loan and internal audit reviews. Supplies, postage and telephone increased from $39,100 in 2006 to $111,803 in 2007 as a result of opening a new branch and the move to the operations center.  Credit related expenses were $82,341 in 2007 as a result of the bank’s loan growth.  Regulatory fees and FDIC insurance were $38,373 in 2007 as we began incurring FDIC assessments. These assessments are based on deposit levels.

Income Tax Benefit

The Company had no currently taxable income for the years ended December 31, 2007 and 2006.  The Company has recorded a deferred tax benefit based on an effective rate of 34%.

Balance Sheet Review

General

At December 31, 2007, total assets were $79,840,567 compared to $24,078,121 at December 31, 2006, for an increase of $55,762,446, or 231.6%.  The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings.  Interest-earning assets comprised approximately 88.3% and 87.0% of total assets at December 31, 2007 and December 31, 2006.  Gross loans totaled $55,288,904, an increase of $50,293,123, or 1,006.7% from $4,995,781 at December 31, 2006.  Investment securities were $15,101,676, an increase of $10,887,170 or 258.3% from $4,214,506 at December 31, 2006.  Investment in overnight federal funds decreased $11,617,000 to $110,000 at December 31, 2007.  During 2007, we moved these funds into higher yielding securities available for sale and loans, and at December 31, 2007, we were in a federal funds purchased (borrowing) position of $3,658,000.  We completed our permanent headquarters on May 14, 2007 and the costs of $1,420,799 included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $1,633,383, at December 31, 2007.

Deposits totaled $60,279,810 at December 31, 2007, a $52,271,244, or 652.7% increase from $8,008,566 at December 31, 2006. Federal funds purchased were $3,658,000 at December 31, 2007.  No amounts were outstanding at December 31, 2006.  Shareholders’ equity was $14,332,678 and $16,057,221 at December 31, 2007 and December 31, 2006, respectively.

Investments

At December 31, 2007, our available for sale investment securities portfolio was $14,833,432 and represented approximately 18.58% of our total assets. Investments increased $10,618,926 from $4,214,506 at December 31, 2006.  Our portfolio consisted of U.S. government sponsored agencies of $6,888,242 and mortgage-backed agencies of $7,945,190.

Contractual maturities and yields on our investment securities available for sale at December 31, 2007 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total
2007	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government sponsored agencies	—	—	$2,035,900	5.23%	$3,958,774	5.36%	$893,568	5.44%	$6,888,242	5.33%
Mortgage-backed agencies	—	—	—	—	1,493,268	5.44	6,451,922	5.45	7,945,190	5.45
Total	—	—	$2,035,900	5.23%	$5,452,042	5.38%	$7,345,490	5.45%	$14,833,432	5.40%

The amortized costs and the fair value of our investment securities at December 31, 2007 and 2006 are shown in the following table.

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Government sponsored agencies	$6,788,421	$6,888,242	$1,517,670	$1,517,673
Mortgage-backed agencies	7,913,338	7,945,190	2,697,081	2,696,833

Total	$14,701,759	$14,833,432	$4,214,751	$4,214,506

We believe, based on industry analyst reports and credit ratings, the deterioration in fair values of individual investment securities available for sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Investment securities with market values of approximately $4,247,344 and $4,195,988 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and securities sold under agreements to repurchase.

We had no sales of investment securities in 2007 and 2006.

In 2007, we became a member of the Federal Home Loan Bank, and at December 31, 2007, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $112,900 and Silverton Bank of $155,344.  This investment is carried at cost, which approximates fair market value.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2007 were $55,288,904, or 78.4% of interest-earning and 69.2% of total assets, compared to $4,995,781, or 23.9% of interest-earning and 20.7% of total assets at December 31, 2006.

Loans secured by real estate mortgages comprised approximately 83.4% of loans outstanding at December 31, 2007 and 87.3% at December 31, 2006. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

Commercial loans and lines of credit represented approximately 13.6% and 3.2% of our loan portfolio at December 31, 2007 and 2006, respectively.

Our construction and development, and land loan portfolio increased in 2007, due primarily to the significant amount of construction activity in 2007.  These loans represented approximately 14.8% and 8.9% at December 31, 2007 and 2006, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of December 31, 2007 and 2006.

	2007		2006
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$8,188,004	14.81%	$444,242	8.90%
Commercial	22,048,484	39.88	3,153,411	63.12
Residential mortgages	3,803,706	6.88	259,688	5.20
Home equity lines	12,082,002	21.85	504,415	10.10
Total real estate	46,122,196	83.42	4,361,756	87.32

Commercial	7,505,415	13.58	158,500	3.17
Consumer	1,661,293	3.00	475,525	9.51
Gross loans	55,288,904	100%	4,995,781	100%
Less allowance for loan losses	(552,600)		(50,000)
Total loans, net	$54,736,304		$4,945,781

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2007.

		After one
	One year or less	but within five years	After five years	Total
Real estate- mortgage	$6,737,195	$17,522,911	$13,674,086	$37,934,192
Real estate- construction	2,996,355	4,888,098	303,551	8,188,004
Total real estate	9,733,550	22,411,009	13,977,637	46,122,196

Commercial	$3,677,960	3,734,174	93,281	7,505,415
Consumer- other	237,852	1,187,750	235,691	1,661,293
Gross loans	$13,649,362	$27,332,933	$14,306,609	$55,288,904

Loans maturing after one year with
Fixed interest rates				$21,010,817
Floating interest rates				20,628,725
				$41,639,542

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $552,600 and $50,000 as of December 31, 2007 and December 31, 2006, respectively, and represented 1.0% of outstanding loans at December 31, 2007 and December 31, 2006. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. Due to our limited operating history, to date the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk compared to banks of similar size and maturity.

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

Because of our short operating history and the lack of seasoning of our loan portfolio, we do not allocate the allowance for loan losses to specific categories of loans. Instead, we evaluate the adequacy of the allowance for loan losses on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We have retained an independent consultant to review the loan files on a test basis to assess the grading of samples of loans.

There were no charge-offs in 2007 and 2006.  There were no nonaccrual or nonperforming loans at December 31, 2007 or 2006, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.  At December 31, 2007, we were not aware of any potential problem loans, nor any loans considered impaired.

The following table presents a summary of changes in the allowance for loan losses for the past two years (dollar amounts are presented in thousands):

	For the years ended December 31,
	2007	2006

Balance at the beginning of period	$50,000	$-0-
Charge-offs:
Commercial, financial and agricultural	—	—
Real estate - mortgage	—	—
Real estate - construction	—	—
Consumer	—	—
Total Charged-off	$-0-	$-0-

Recoveries:
Commercial, financial and agricultural	—	—
Real estate - mortgage	—	—
Consumer	—	—
Total Recoveries	$-0-	$-0-

Net Charge-offs	$-0-	$-0-

Provision for Loan Loss	$502,600	$50,000

Balance at end of period	$552,600	$50,000

Total loans at end of period	$55,288,904	$4,995,781

Average loans outstanding	$26,861,247	$3,261,784

As a percentage of average loans:

Net loans charged-off	0%	0%
Provision for loan losses	1.87%	1.53%

Allowance for loan losses as a percentage of:
Year end loans	1.00%	1.00%

Deposits

Our primary source for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2007 and 2006 were $60,279,810 and $8,008,566, respectively. The following table shows the balance outstanding and the average rates paid on deposits during 2007 and 2006.

	2007		2006
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$4,911,717	—%	$723,074	—%
Interest-bearing checking	5,670,104	1.54	686,750	1.20
Money market	24,037,611	4.82	1,059,118	4.56
Savings	443,778	1.84	44,783	2.83
Time deposits less than $100,000	11,529,784	5.20	2,778,501	6.45
Time deposits $100,000 and over	13,686,816	5.29	2,716,340	5.63
Total	$60,279,810	4.78%	$8,008,566	4.13%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $43,592,994 at December 31, 2007. Our loan-to-deposit ratio was 91.72% and 62.38% at December 31, 2007 and 2006, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2007 when we were able to procure these certificates at interest rates less than those in the local market.  Brokered certificates of deposit purchased outside our primary market totaled $3,000,000 at December 31, 2007.  All of our time deposits are certificates of deposits.

The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2007 was as follows:

Three months or less	$5,558,287
Over three through six months	2,737,150
Over six through twelve months	5,090,603
Over twelve months	300,776
Total	$13,626,816

Borrowings and lines of credit

At December 31, 2007, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $7,900,000 in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  The Bank utilized these lines of credit during the fourth quarter of 2007. The highest month-end amount outstanding was $3,658,000 at December 31, 2007, and the average interest rate paid on these borrowings during the fourth quarter was 5.01%.  At December 31, 2007, $3,658,000 was outstanding at an interest rate of 4.60%.  No amounts were outstanding at December 31, 2006, or during the year then ended.

We are also a member of the Federal Home Loan Bank.  At December 31, 2007, we had no balance outstanding in Federal Home Loan Bank borrowings.

Capital Resources

Total shareholders’ equity was $14,332,678 at December 31, 2007 a decrease of $1,724,543 from $16,057,221 at December 31, 2006. Capital surplus increased due to stock compensation expense of $279,514 in 2007. Shareholders’ equity was reduced by our net loss of $2,091,123 for the year ended December 31, 2007. Unrealized gains on investment securities available for sale increased shareholders’ equity by $87,066 during 2007.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although we file periodic reports with the SEC, we believe that because our stock is not registered under Section 12 of the Securities Exchange Act and is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “well capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The following table sets forth the holding company and the bank capital ratios at December 31, 2007 and 2006. For all periods, the bank was considered “well capitalized”.

	2007	2006
	Bank	Bank

Total risk-based capital	17.69%	135.70%
Tier 1 risk-based capital	16.84%	131.25%
Leverage capital	15.99%	65.79%

We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2008.  All outstanding commitments at December 31, 2006 and associated with the construction of our headquarters building were paid in 2007.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2007 and 2006. Since our inception, we have not paid cash dividends.

	2007	2006
Return on average assets	(4.29)%	(14.59)%

Return on average equity	(17.63)	(24.94)%

Equity to assets ratio	24.32%	58.49%

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. We attempt to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

Through the bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2007, we had issued commitments to extend credit of approximately $20,034,340 through various types of lending arrangements.  There were no standby letters of credit included in the commitments.  Fixed rate commitments were $11,359,575 and variable rate commitments were $8,674,765.  At December 31, 2006, commitments to extend credit amounted to $1,442,198.

Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a portion of these lines of credit will not be funded.

Except as disclosed in this document, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Liquidity

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

At December 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4,122,721, or approximately 5.16% of total assets. Our investment securities available for sale at December 31, 2007 amounted to $14,833,432 or approximately 18.58% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2007, $4,247,344 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $7,900,000. Availability on these lines of credit was $4,242,000 at December 31, 2007. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  We have not made application for borrowings from the FHLB at December 31, 2007. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

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

Interest Rate Sensitivity

Asset-liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset-liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities in order to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset-liability management committee monitors and considers methods of managing exposure to interest rate risk. The asset-liability management committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our rate sensitivity, as of December 31, 2007 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2007	Within three months	But within twelve months	within five years	After five years	Total

Interest-earning assets:(in thousands)
Federal funds sold	$110	$—	$—	$—	$110
Investment securities	1,030	1,542	7,714	4,816	15,102
Loans	33,835	3,915	16,845	694	55,289
Total interest-earning assets	$34,975	$5,457	$24,559	$5,510	$70,501

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$5,670	$—	$—	$—	$5,670
Money market and savings	24,481	—	—	—	24,481
Time deposits	8,357	14,942	1,918	—	25,217
Federal funds purchased	3,658	—	—	—	3,658
Repurchase agreement	1,395	—	—	—	1,395
Total interest-bearing
Liabilities	$43,561	$14,942	$1,918	$—	$60,421

Period gap	$(8,586)	$(9,485)	$22,641	$5,510	$10,080
Cumulative gap	$(8,586)	$(18,071)	$4,570	$10,080	$10,080
Ratio of cumulative gap to total interest-earning assets	(12.18)%	(256.29)%	6.06%	14.30%	14.30%

Item 7.  Financial Statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Congaree Bancshares, Inc. and its Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 27, 2008

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,012,721	$448,239
Federal funds sold	110,000	11,727,000

Total cash and cash equivalents	4,122,721	12,175,239

Securities available for sale	14,833,432	4,214,506
Nonmarketable equity securities	268,244	—
Loans receivable	55,288,904	4,995,781
Less allowance for loan losses	552,600	50,000

Loans, net	54,736,304	4,945,781

Premises, furniture and equipment, net	3,960,573	2,150,983
Accrued interest receivable	338,183	78,878
Deferred tax asset	1,352,119	414,346
Other assets	228,991	98,388

Total assets	$79,840,567	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$4,911,717	$723,074
Interest-bearing transaction accounts	5,670,104	686,750
Savings and money market	24,481,389	1,103,901
Time deposits $100,000 and over	13,686,816	2,716,340
Other time deposits	11,529,784	2,778,501

Total deposits	60,279,810	8,008,566

Federal funds purchased	3,658,000	—
Securities sold under agreements to repurchase	1,395,326	—
Accrued interest payable	65,019	12,334
Other liabilities	109,734	—

Total liabilities	65,507,889	8,020,900

Commitments and contingencies (Notes 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at December 31, 2007 and 2006, respectively	17,644	17,644
Capital surplus	17,141,232	16,861,718
Retained deficit	(2,913,102)	(821,979)
Accumulated other comprehensive income (loss)	86,904	(162)

Total shareholders’ equity	14,332,678	16,057,221

Total liabilities and shareholders’ equity	$79,840,567	$24,078,121

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006
Interest income:
Loans, including fees	$2,153,450	$59,401
Securities available for sale, taxable	565,520	37,884
Federal funds sold	440,931	143,779

Total	3,159,901	241,064

Interest expense:
Time deposits $100,000 and over	337,699	13,813
Other deposits	1,162,623	18,980
Other borrowings	66,348	62,183

Total	1,566,670	94,976

Net interest income	1,593,231	146,088

Provision for loan losses	502,600	50,000

Net interest income after provision for loan losses	1,090,631	96,088

Noninterest income:
Service charges on deposit accounts	23,087	74
Residential mortgage origination fees	53,580	2,225
Other	25,103	8,969

Total noninterest income	101,770	11,268

Noninterest expenses:
Salaries and employee benefits	2,286,714	593,216
Net occupancy	254,131	50,381
Furniture and equipment	359,877	104,770
Other operating	1,365,430	446,012

Total noninterest expense	4,266,152	1,194,379

Loss before income taxes	(3,073,751)	(1,087,023)

Income tax benefit	982,628	414,262

Net loss	$(2,091,123)	$(672,761)

Loss per share
Basic loss per share	$(1.19)	$(1.50)

Average shares outstanding	1,764,439	449,577

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2007 and 2006

					Accumulated
					other
					comprehensive
	Common Stock		Capital	Retained	income
	Shares	Amount	surplus	deficit	(loss)	Total

Balance, December 31, 2005	10	$1	$99	$(149,218)	$—	$(149,118)

Proceeds from sale of stock	1,764,429	17,643	17,626,647			17,644,290

Costs of stock issuance			(790,252)			(790,252)

Net loss				(672,761)		(672,761

Other comprehensive loss, net of taxes of $83					(162)	(162)

Comprehensive loss						(672,923)

Stock and warrant compensation expense			25,224			25,224

Balance, December 31, 2006	1,764,439	17,644	16,861,718	(821,979)	(162)	16,057,221

Net loss				(2,091,123)		(2,091,123)

Other comprehensive gain, net of taxes of $44,934					87,066	87,066

Comprehensive loss						(2,004,057)

Stock and warrant compensation expense			279,514			279,514

Balance, December 31, 2007	1,764,439	$17,644	$17,141,232	$(2,913,102)	$86,904	$14,332,678

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,091,123)	$(672,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	502,600	50,000
Depreciation and amortization expense	180,726	18,387
Discount accretion and premium amortization	(53,655)	(37,884)
Deferred income tax benefit	(982,542)	(414,346)
Stock and warrant compensation expense	279,514	25,224
Increase in accrued interest receivable	(259,305)	(78,878)
Increase in accrued interest payable	52,685	12,334
Decrease (increase) in other assets	(142,089)	(21,035)
Increase (decrease) in other liabilities	109,734	(52,031)

Net cash used by operating activities	(2,403,455)	(1,170,990)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(268,244)	—
Proceeds from maturities/calls of securities available-for-sale	4,205,535	—
Purchases of securities available-for-sale	(14,638,971)	(4,176,784)
Net increase in loans receivable	(50,293,123)	(4,995,781)
Purchase of premises, furniture and equipment	(1,978,830)	(1,799,646)

Net cash used by investing activities	(62,973,633)	(10,972,211)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	4,188,643	723,074
Increase in interest bearing deposits	48,082,601	7,285,492
Increase in federal funds purchased	3,658,000	—
Increase in securities sold under agreements to repurchase	1,395,326	—
Payments on note payable	—	(565,000)
Issuance of common stock, net	—	16,854,038

Net cash provided by financing activities	57,324,570	24,297,604

Net increase (decrease) in cash and cash equivalents	(8,052,518)	12,154,403

Cash and cash equivalents, beginning of period	12,175,239	20,836

Cash and cash equivalents, end of period	$4,122,721	$12,175,239

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Congaree Bancshares, Inc. and Subsidiary (the Company) was incorporated to serve as a bank holding company for its subsidiary, Congaree State Bank (the Bank).  Congaree State Bank commenced business on October 16, 2006.  The principal business activity of the Bank is to provide banking services to domestic markets, principally in West Columbia and Cayce, South Carolina.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

Management’s Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Securities Available-for-Sale- Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Silverton Bank.  These stocks have no quoted market value and no ready market exists.  The Bank’s investment in nonmarketable equity securities was $268,244 as of December 31, 2007.  The Company did not invest in nonmarketable equity securities as of December 31, 2006.

Loans Receivable - Loans are stated at their unpaid principal balance.  Interest income is computed using the simple interest method and is recorded in the period earned.

When serious doubt exists as to the collectibility of a loan or when a loan becomes contractually 90 days past due as to principal or interest, interest income is generally discontinued unless the estimated net realizable value of collateral exceeds the principal balance and accrued interest.  When interest accruals are discontinued, income earned but not collected is reversed.

Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using the straight-line method.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  At December 31, 2007, management has determined that no impairment of loans existed.

Allowance for Loan Losses - The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the probable loan losses incurred in the current portfolio.  Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, and prevailing economic conditions.  Loans that are determined to be uncollectible are charged against the allowance.  Provisions for loan losses and recoveries on loans previously charged off are added to the allowance.

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.  The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon examination.

Premises, Furniture and Equipment - Premises, furniture and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings and improvements of 40 years, furniture and equipment of 5 to 10 years and software of 5 years.  The cost of assets sold or otherwise disposed of and the related allowance for depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the income statement when incurred.  Maintenance and repairs are charged to current expense. The costs of major renewals and improvements are capitalized.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carryforward.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.

Pre-opening expenses - The activities associated with organizing the Bank were conducted in the name of the Company during the developmental stage period (November 2, 2005 to October 15, 2006).

On October 15, 2006, the close of the development stage period, the Company’s financial position was as follows:

Cash and cash equivalents	$15,464,798
Premises and equipment	466,427
Other assets	14,710
Notes payable	(1,300,000)
Other liabilities	(146,330)
Common stock subscription proceeds, net of $118,239 expenses of offering	(15,347,509)

Net pre-opening expenses	$(847,904)

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per share.

Stock-Based Compensation - The Company accounts for stock options and warrants under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Compensation expense is recognized as salaries and benefits in the consolidated statement of operations.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2007 and 2006:

	2007	2006

Unrealized gains (losses) on securities available-for-sale	$131,918	(245)
Reclassification adjustment for losses realized in net income	—	—

Net unrealized losses on securities	131,918	(245)

Tax effect	(44,852)	83

Net-of-tax amount	$87,066	$(162)

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $1,513,985 and $22,537 for the years ended December 31, 2007 and 2006, respectively.

There were no income tax payments during the years ended December 31, 2007 and 2006.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits.  The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life.  EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter.  EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion - 1967” (if the arrangement is, in substance, an individual deferred compensation contract).  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  EITF 06-4 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy).  EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”).  The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  EITF 06-10 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS 159 is effective for the Company on January 1, 2008.  The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”).  SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009.  Early adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009.  The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest).  As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.  Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications - Certain captions and amounts in the 2006 consolidated financial statements were reclassified to conform with the 2007 presentation.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2007 and 2006, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2007
Government sponsored enterprises	$6,788,421	$99,821	$—	$6,888,242
Mortgage-backed securities	7,913,338	40,813	8,961	7,945,190

	$14,701,759	$140,634	$8,961	$14,833,432
December 31, 2006
Government sponsored enterprises	$1,517,670	$1,134	$1,131	$1,517,673
U.S. government agencies	2,697,081	4,804	5,052	2,696,833

	$4,214,751	$5,938	$6,183	$4,214,506

The amortized costs and fair values of investment securities at December 31, 2007, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due within one year	$—	$—
Due after one through five years	2,000,000	2,035,900
Due after five through ten years	5,371,707	5,452,042
Due after ten years	7,330,052	7,345,490

Total securities	$14,701,759	$14,833,432

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,768,784	(8,961)	—	—	3,768,784	(8,961)

	$3,768,784	$(8,961)	$—	$—	$3,768,784	$(8,961)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2006.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$1,495,634	$1,131	$—	$—	$1,495,634	$1,131
U.S. government agencies	557,218	5,052	—	—	557,218	5,052

	$2,052,852	$6,183	$—	$—	$2,052,852	$6,183

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at December 31, 2007 or 2006.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES - continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At December 31, 2007, securities with an amortized cost of $4,247,344 and an estimated fair value of $4,195,988 were pledged to secure public deposits and securities sold under agreements to repurchase.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	2007	2006
Real estate - mortgage	$37,934,192	3,917,514
Real estate - construction	8,188,004	444,242
Commercial and industrial	7,505,415	158,500
Consumer and other	1,661,293	475,525

Total gross loans	$55,288,904	$4,995,781

Transactions in the allowance for loan losses during 2007 and 2006 are summarized below:

	2007	2006
Balance, beginning of year	$50,000	$—
Provision charged to operations	502,600	50,000

Balance, end of year	$552,600	$50,000

At December 31, 2007 and 2006, the Bank had no loans in nonaccrual status.  There were no loans past due ninety days or more and still accruing interest at December 31, 2007 or 2006.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2007	2006
Land	$1,090,000	$380,134
Construction in progress	430,097	—
Building and improvements	1,633,383	1,420,799
Furniture and equipment	850,435	245,772
Automobiles	138,982	120,909

Total	4,142,897	2,167,614

Less, accumulated depreciation	182,324	16,631

Premises, furniture and equipment, net	$3,960,573	$2,150,983

Construction in progress relates to certain leasehold improvements, signs and furniture and fixtures for the West Columbia, South Carolina branch.  The branch opened in January 2008.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 6 - DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount
2008	$23,298,339
2009	1,918,261

Total	$25,216,600

NOTE 7 - NOTES PAYABLE

The Company had established an $875,000 line of credit with a bank to fund operating expenses during the development stage as of December 31, 2005.  The Company increased the line of credit to $1,300,000 on July 28, 2006. The line was uncollateralized and had a limited guaranty by the thirteen organizers.  The line bore a variable rate of interest at the prime rate (8.25 percent) minus 0.5 percent and matured on November 30, 2006.  Interest was due on a monthly basis and the unpaid principal balance was due at maturity.  As of December 31, 2006, the line was repaid with proceeds from the stock offering.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Bank entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amounts of securities underlying the agreements are book entry securities.  Government-sponsored enterprises and mortgage-backed securities with a book value of $3,215,849 and a fair value of $3,171,758 at December 31, 2007 are used as collateral for the agreements.  There were no securities sold under repurchase agreements at December 31, 2006.

NOTE 9 - STOCK COMPENSATION PLAN

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

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Company granted 46,872 options during 2007.  These options vest over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the grant date.

The Company recognized $153,389 of stock-based employee compensation expense during 2007 associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123(R).  As of December 31, 2007, there was $623,798 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over a weighted average period of 2.35 years.

The weighted average grant-date fair value of each option granted during 2007 was $3.34.  The fair value for each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2007:

Dividend yield	0.00%
Expected volatility	17.89%
Risk-free interest rate	3.53% - 4.93%
Expected term	7 years

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 9 - STOCK COMPENSATION PLAN - continued

A summary of the activity under the stock option plan for the year ended December 31, 2007 follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of the period	185,264	$10.00

Granted during the period	46,872	10.00

Exercised during the period	—	—

Forfeited during the period	(500)	10.00

Outstanding, end of the period	231,636	$10.00

Options exercisable at year end	37,053

The weighted average contractual life of the options outstanding as of December 31, 2007 is 8.91 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2007.

A summary of the status of the Company’s nonvested shares as of December 31, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	185,264	$3.35
Granted	46,872	3.32
Forfeited	(500)	3.31
Vested	(37,053)	3.35

Nonvested at December 31, 2007	194,583	3.34

NOTE 10 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share.  The warrants vest over three years and expire on October 16, 2016.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Bank (365 days if due to death or disability).

Warrants issued in 2006 totaled 130,000.  No warrants were exercised or canceled.  At December 31, 2007, 43,333 of the warrants were exercisable.

In calculating the expense for warrants, the fair value of warrants is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent based on the Company’s expectation of dividend payouts; expected volatility of 9.77 percent based on peer group data; risk-free interest rate of 4.76 percent based on the grant date and expected term of the options and expected life of 3 years based on factors such as the vesting period and the option’s contractual term.  Total compensation expense related to warrants was $126,125 and $25,224 for the years ended December 31, 2007 and 2006, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 11 - INCOME TAXES

Income tax expense is summarized as follows:

	Years ended December 31,
	2007	2006
Current portion
Federal	$—	$—
State	—	469

Total current	—	469

Deferred income taxes	(982,628)	(414,731)

Income tax benefit	$(982,628)	$(414,262)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$119,873	$10,124
Net operating loss carryforward	1,081,789	133,771
Organization and start-up costs	271,794	283,006
Unrealized loss on securities available for sale	—	83
Other	35,503	540

Deferred tax assets	1,508,959	427,524

Deferred tax liabilities:
Unrealized gain on securities available for sale	44,851	—
Accumulated depreciation	24,695	498
Prepaid expenses	38,611	12,212
Organization costs	48,683	—

Total deferred tax liabilities	156,840	12,710

Net deferred tax asset	$1,352,119	$414,814

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Net deferred tax assets are recorded as a separate line on the Company’s consolidated balance sheet.

The Company has a net operating loss for income tax purposes of $3,157,618 as of December 31, 2007.  This net operating loss expires in the year 2026.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2007	2006
Tax expense (benefit) at statutory rate	$(1,045,075)	$(361,012)
Other	62,447	(53,250)

Income tax benefit	$(982,628)	$(414,262)

The Company had analyzed the tax positions taken or expected to be taken in an its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2007:

Balance, January 1, 2007	$—
Disbursements	3,342,670
Repayments	(312,594)

Balance, December 31, 2007	$3,030,076

There were no related party loans as of December 31, 2006.

Deposits by directors, including their affiliates and executive officers, at December 31, 2007 and 2006 were approximately $5,124,428 and $460,627, respectively.

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a lease agreement for an office located on Devine Street for a thirty-six month period.  Minimum rental commitments as of December 31, 2007 are as follows:

2008	$119,826
2009	131,208
2010	127,687
2011	111,250
2012	113,478
2013 and thereafter	1,278,845

Total	$1,882,294

The leases have various renewal options and require increased rentals under cost of living escalation clauses.  Rental expenses charged to occupancy and equipment expense in 2007 and 2006 were $55,938 and $6,000, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during 2007 and 2006 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	2007	2006
Net loss per share - basic computation:

Net loss to common shareholders	$(2,091,123)	$(672,761)

Average common shares outstanding - basic	$1,764,439	449,577

Basic loss per share	$(1.19)	$(1.50)

NOTE 16 - REGULATORY MATTERS

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

As of December 31, 2007, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-weighted assets)	$11,027	17.69%	$5,198	8.00%	$6,497	10.00%
Tier 1 capital (to risk-weighted assets)	10,940	16.84%	2,599	4.00%	3,898	6.00%
Tier 1 capital (to average assets)	10,940	15.99%	2,737	4.00%	3,421	5.00%

December 31, 2006
Total capital (to risk-weighted assets)	$12,575	135.70%	$741	8.00%	$927	10.00%
Tier 1 capital (to risk-weighted assets)	12,161	131.25%	371	4.00%	556	6.00%
Tier 1 capital (to average assets)	12,161	65.79%	739	4.00%	924	5.00%

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2007, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $7,900,000.  These lines of credit are available on a one to fourteen day basis for general corporate purposes.  As of December 31, 2007, the Company had borrowed $3,658,000 on these lines.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

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

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $20,034,340 and $1,442,198 at December 31, 2007 and 2006, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2007 and 2006, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The Company had no standby letters of credit outstanding at December 31, 2007 and 2006.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments.  The fair value of these commitments was not significant at December 31, 2007 and 2006.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

Loans Receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Federal Funds Purchased - Federal funds purchased are for a term of one day, and the carrying amount approximates the fair value.

Securities Sold Under Agreements to Repurchase - These repurchase agreements have variable rates that reprice on a continuous basis.  Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

Notes Payable - The carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$4,012,721	$4,012,721	$448,239	$448,239
Federal funds sold	110,000	110,000	11,727,000	11,727,000
Securities available-for-sale	14,833,432	14,833,432	4,214,506	4,214,506
Nonmarketable equity securities	268,244	268,244	—	—
Loans receivable, net	54,736,304	54,987,400	4,945,781	5,006,000
Accrued interest receivable	338,183	338,183	78,878	78,878

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	35,063,210	35,063,210	2,513,725	2,513,725
Certificates of deposit and other time deposits	25,216,600	24,733,000	5,494,841	5,379,000
Federal funds purchased	3,658,000	3,658,000	—	—
Securities sold under agreements to repurchase	1,395,326	1,395,326	—	—
Accrued interest payable	65,019	65,019	12,334	12,334

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$20,034,340	$—	$1,442,198	$—

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2007	2006
Assets:
Cash	$531,154	$1,645,199
Premise and equipment	2,710,101	1,837,167
Due from investors	18,440	—
Deferred tax asset	128,164	—
Investment in banking subsidiary	10,974,604	12,574,855

Total assets	$14,362,463	$16,057,221

Liabilities and shareholders’ equity:
Other liabilities	$29,785	$—

Total liabilities	29,785	—

Shareholders’ equity	14,332,678	16,057,221

Total liabilities and shareholders’ equity	$14,362,463	$16,057,221

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Operations

	Years ended December 31,
	2007	2006
Income (including reimbursement from Bank):	$5,950	$648,285
Expenses:
Stock based compensation expense	(279,514)	—
Other expenses	(258,406)	(696,065)
Income (loss) before income taxes and equity in undistributed earnings of banking subsidiary	(531,970)	(47,780)

Income tax benefit	128,164	—

Equity in undistributed losses of banking subsidiary	(1,687,317)	(624,981)

Net loss	$(2,091,123)	$(672,761)

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,091,123)	$(672,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	40,923	—
Equity in undistributed net loss of banking subsidiary	1,687,317	624,981
Reimbursement from Bank	—	(625,142)
Deferred income tax benefit	(128,164)	—
Decrease (increase) in other assets	(18,440)	29,937
Increase (decrease) in other liabilities	29,788	(52,031)
Stock and warrant compensation expense	279,514	25,224

Net cash used by operating activities	(200,185)	(669,792)

Cash flows from investing activities:
Purchase of bank stock	—	(12,574,856)
Purchase of premises and equipment	(913,860)	(1,420,027)

Net cash used by investing activities	(913,860)	(13,994,883)

Cash flows from financing activities:
Decrease in borrowings	—	(565,000)
Issuance of common stock, net	—	16,854,038

Net cash provided by financing activities	—	16,289,038

Net increase (decrease) in cash and cash equivalents	(1,114,045)	1,624,363

Cash and cash equivalents, beginning of period	1,645,199	20,836

Cash and cash equivalents, end of period	$531,154	$1,645,199

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

Item 8A.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management of Congaree Bancshares, Inc. and its subsidiary Congaree State Bank is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Based on this assessment management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report of this annual report.

ITEM 8B.  Other Information.

Not applicable.

 PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information required by Item 9 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 14, 2008.

Item 10.  Executive Compensation.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 14, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth equity compensation plan information at December 31, 2007.

	Equity Compensation Plan Information		Number of securities remaining available for
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	231,636	$10.00	85,963

Equity compensation plans not approved by security holders(2)	130,000	$10.00	130,000
Total	361,636	$10.00	215,963

(1)                                   At our annual meeting in 2007, we adopted the Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

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

Additional information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 14, 2008.

Item 12.  Certain Relationships and Related Transactions.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 14, 2008.

Item 13.  Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Harvin Ray, Jr., dated February 15, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.3	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-131931).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2008 annual meeting of shareholders to be held on May 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Dated:	March 31, 2008	By:	/s/ F. Harvin Ray, Jr
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

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 28, 2008
Thomas Hal Derrick

/s/ Stephen P. Nivens	Senior Vice President, Director	March 28, 2008
Stephen P. Nivens

/s/ David S. Murray, Jr.	Director	March 28, 2008
David S. Murray, Jr.

/s/ Victoria Samuels, M.D.	Director	March 28, 2008
Victoria Samuels, M.D.

/s/ E. Daniel Scott	Director	March 28, 2008
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 28, 2008
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 28, 2008
J. Larry Stroud

/s/ Donald E. Taylor	Director	March 28, 2008
Donald E. Taylor

/s/ John D. Thompson	Director	March 28, 2008
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer, Director	March 28, 2008
Charlie T. Lovering

/s/ F. Harvin Ray, Jr.	Chief Executive Officer, Director,	March 28, 2008
F. Harvin Ray, Jr.	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Office

/s/ Harry Michael White	Director	March 28, 2008
Harry Michael White

/s/ Samuel M. Corley	Director	March 28, 2008
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 28, 2008
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Ray Harvin Jr., dated February 15, 2006(incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.3	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-121485).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.*

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.