Form 10-Q
period 2008-03-31
Congaree Bancshares Inc
filed 2008-05-15
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 000-52592

CONGAREE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	20-3863936
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1201 Knox Abbott Drive
Cayce, South Carolina 29033
(Address of principal executive offices)

(803) 794-2264
(Registrant's telephone number)
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated (do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of May 9, 2008.

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$2,372,369	$4,012,721
Federal funds sold	1,961,000	110,000

Total cash and cash equivalents	4,333,369	4,122,721

Securities available-for-sale	13,685,137	14,833,432
Non-marketable equity securities	428,944	268,244
Loans receivable	71,913,580	55,288,904
Less allowance for loan losses	733,251	552,600

Loans, net	71,180,329	54,736,304

Premises, furniture and equipment, net	4,156,238	3,960,573
Accrued interest receivable	349,259	338,183
Deferred tax asset	1,511,259	1,352,119
Other assets	268,474	228,991

Total assets	$95,913,009	$79,840,567

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$7,560,592	$4,911,717
Interest-bearing transaction accounts	4,286,039	5,670,104
Savings and money market	25,058,968	24,481,389
Time deposits $100,000 and over	19,453,286	13,686,816
Other time deposits	20,753,677	11,529,784

Total deposits	77,112,562	60,279,810

Federal funds purchased	-	3,658,000
Federal Home Loan Bank advances	3,000,000	-
Securities sold under agreements to repurchase	1,506,974	1,395,326
Accrued interest payable	120,315	65,019
Other liabilities	62,500	109,734

Total liabilities	$81,802,351	$65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, $.01 par value, 10,000,000 shares authorized;	17,644	17,644
1,764,439 shares issued and outstanding
Capital surplus	17,216,134	17,141,232
Retained deficit	(3,312,170)	(2,913,102)
Accumulated other comprehensive income	189,050	86,904

Total shareholders’ equity	14,110,658	14,332,678

Total liabilities and shareholders’ equity	$95,913,009	$79,840,567

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans, including fees	$1,145,427	$197,307
Securities available-for-sale, taxable	188,101	79,831
Federal funds sold	7,526	164,049

Total interest income	1,341,054	441,187
Interest expense:
Time deposits $100,000 and over	181,454	45,872
Other deposits	443,268	125,887
Other borrowings	30,729	1,462

Total interest expense	655,451	173,221

Net interest income	685,603	267,966

Provision for loan losses	187,866	95,500

Net interest income after provision
for loan losses	497,737	172,466

Noninterest income:
Service charges on deposit accounts	13,672	750
Residential mortgage origination fees	37,613	9,277
Loss on sale of other real estate owned	(11,545)	-
Gain on sale of securities	71,599	-
Other	18,820	3,542

Total noninterest income	130,159	13,569

Noninterest expense:
Salaries and employee benefits	750,700	451,937
Net occupancy	89,661	21,890
Furniture and equipment	57,366	54,545
Other operating	340,998	173,150

Total noninterest expense	1,238,725	701,522

Loss before income tax benefit	(610,829)	(515,487)

Income tax benefit	211,761	175,067

Net loss	$(399,068)	$(340,420)

Loss per common share
Basic loss per share	$(0.23)	$(0.19)

Average shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)
(unaudited)

				Accumulated
				other
	Common stock			comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss)	deficit	Total

December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$ (821,979)	$16,057,221

Proceeds from sale of stock	-	-		-	-

Costs of stock issuance

Net loss					(340,420)	(340,420)

Other comprehensive loss, net of
taxes of $4,980				9,829		9,829

Comprehensive loss

Stock and warrant compensation
expense	-	-	37,632	-	-	37,632

March 31, 2007	1,764,439	$17,644	$16,899,350	$9,667	$(1,162,399)	$15,764,262

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(2,913,102)	$14,332,678

Net loss					(399,068)	(399,068)

Other comprehensive loss, net of
taxes of $97,472				102,146		102,146

Comprehensive loss						296,922

Stock and warrant compensation
expense	-	-	74,902	-	-	74,902

March 31, 2008	1,764,439	$17,644	$17,216,134	$189,050	$(3,312,170)	$14,110,658

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(399,068)	$(340,420)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	187,866	95,500
Depreciation and amortization expense	64,541	19,859
Discount accretion and premium amortization	(14,842)	(9,417)
Deferred income tax benefit	(256,612)	(170,003)
Stock and warrant compensation expense	74,902	37,632
Increase in accrued interest receivable	(11,076)	(47,203)
Increase in accrued interest payable	55,296	9,599
Gain from sale of securities available-for-sale	(71,599)
Loss on sale of other real estate owned	11,545
Decrease (increase) in other assets	(114,841)	49,360
Increase (decrease) in other liabilities	(47,234)	39,919

Net cash used in operating activities	(521,122)	(315,174)

Cash flow from investing activities
Purchase of non-marketable equity securities	(160,700)	(155,344)
Proceeds from maturities/calls of securities available-for-sale	393,634	-
Proceeds from sale of securities available-for-sale	2,292,342
Purchase of securities available-for-sale	(1,251,622)	(3,131,838)
Net increase in loans receivable	(16,643,436)	(8,200,338)
Purchase of premises, furniture and equipment	(184,848)	(623,611)

Net cash used in investing activities	(15,554,630)	(12,111,131)

Cash flow from financing activities
Increase in noninterest-bearing deposits	2,648,875	1,238,937
Increase in interest-bearing deposits	14,183,877	11,667,672
Repayments of federal funds purchased	(3,658,000)	-
Proceeds from Federal Home Loan Bank advances	3,000,000
Increase in securities sold under agreements to repurchase	111,648	-

Net cash provided by financing activities	16,286,400	12,906,609

Net increase (decrease) in cash and cash equivalents	210,648	480,304

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$4,333,369	$12,655,543

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Condensed Financial Statements

Note 1 – Business and Basis of Presentation

Business Activity and Organization

        Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”). The Bank is a state chartered bank organized under the laws of South Carolina. From our inception in November 2005 and before opening the Bank for business on October 16, 2006, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, the Bank, to commence business as a financial institution. The Bank primarily is engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

Note 2 – Summary of Significant Accounting Policies

        A summary of these policies is included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flow

        For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of three months to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Loss Per Share

        Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the three months ended March 31, 2008 and 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
Net loss per share - basic computation:

Net loss to common shareholders	$(399,068)	$(340,420)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.23)	$(0.19)

CONGAREE BANCSHARES, INC.

Comprehensive Income

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

        The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Change in unrealized gains on securities available-for-sale	$271,217	$14,809
Reclassification adjustment for gain
realized in net income during the period	71,599	-

Net change in unrealized gains on securities	199,618	14,809
Tax effect	(97,472)	(4,980)

Net-of-tax amount	$102,146	$9,829

Note 3 – Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

CONGAREE BANCSHARES, INC.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have any impact on its financial position, results of operations or cash flows.

        Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

CONGAREE BANCSHARES, INC.

        Available-for-sale investment securities ($13,685,137 at March 31, 2008) are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).

        The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

        The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. There are no impaired loans at March 31, 2008.

        FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

        The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion reviews our results of operations and assesses our financial condition. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements. The commentary should be read in conjunction with the discussion of forward-looking statements, the financial statements, and the related notes and the other statistical information included in this report.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2007 filed with the Securities and Exchange Commission, and the following:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in deposit flows;
•	changes in monetary and tax policies;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth and the lack of seasoning in our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

CONGAREE BANCSHARES, INC.

        All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

        Our Bank opened for business on October 16, 2006. All activities of the Company prior to that date relate to the organization of the Bank. The following discussion describes our results of operations for the three months ended March 31, 2008 and 2007 and also analyzes our financial condition as of March 31, 2008.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2007, as filed on our Annual Report on Form 10-KSB.

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

Allowance for Loan Losses

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

        We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Results of Operations

Three months ended March 31, 2008 and 2007

General

        Our net loss was $399,068 and $340,420 for the quarters ended March 31, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in salaries and benefits and a decrease in our net interest margin in the first quarter of 2008, due to rapid reductions in interest rates by the Federal Reserve.

Net Interest Income

        Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities. The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest spread and net interest margin decreased during the three months ended March 31, 2008 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period. Our net interest margins for the three months ended March 31, 2008 and 2007 were 3.48% and 3.90%, respectively.

        Net interest income was $685,603 for the quarter ended March 31, 2008, compared to $267,966 for the same period in 2007. Interest income of $1,341,054 for the quarter ended March 31, 2008 included $1,145,427 on loans, $188,101 on investment securities and $7,526 on federal funds sold. Total interest expense of $655,451 for the quarter ended March 31, 2008 included $624,722 related to deposit accounts and $30,729 on federal funds purchased and other borrowings. Interest expense on deposits was $624,722 and $171,759 for the quarters ended March 31, 2008 and 2007, respectively.

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

        Our provision for loan losses for the quarter ended March 31, 2008 was $187,866, an increase of $92,366, or 96.72% over our provision of $95,500 for the quarter ended March 31, 2007. This increase in provision expense is due to an increase in net loan originations in the current quarter compared to the comparable quarter in 2007. The allowance as a percentage of gross loans continues to be maintained at approximately 1.02% due to management’s continued evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.

CONGAREE BANCSHARES, INC.

Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

        Noninterest income for the quarter ended March 31, 2008 was $130,159 compared to $13,569 for the quarter ended March 31, 2007. Noninterest income for the quarter ended March 31, 2008 consisted primarily of gain on sale of investment securities and mortgage loan origination fees. Noninterest income for the quarter ended March 31, 2007 consisted primarily of mortgage loan origination fees. The increase of $116,590 is primarily the result of a gain on sale of investment securities of $71,599 and an increase in mortgage loan origination fees of $28,336.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the quarters ended March 31, 2008 and 2007.

	March 31,	March 31,
	2008	2007
Compensation and benefits	$750,700	$451,937
Occupancy and equipment	147,027	76,435
Data processing and related costs	92,530	23,297
Marketing, advertising and shareholder communications	55,182	39,534
Legal and audit	22,014	13,009
Other professional fees	7,811	12,765
Supplies, postage and telephone	45,006	32,519
Insurance	5,450	11,556
Credit related expenses	28,261	14,822
Courier and armored carrier service	3,093	-
Regulatory fees and FDIC insurance	17,518	282
Other	64,133	25,366

Total noninterest expense	$1,238,724	$701,522

        The most significant component of noninterest expense is compensation and benefits, which totaled $750,700 for the quarter ended March 31, 2008, compared to $451,937 for the quarter ended March 31, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Occupancy and equipment expense of $147,027 increased from $76,435 for the quarter ended March 31, 2007, because we have opened additional banking offices. Data processing and related expense increased from $23,297 for the quarter ended March 31, 2008 to $92,530 for the quarter ended March 31, 2008, primarily due to an increase in our core processor charges because of the increased volume of new accounts.

Income Tax Benefit

          The Company had no currently taxable income for the quarters ended March 31, 2008 and 2007. The Company has recorded a deferred tax benefit based on an effective rate of 34%.

Balance Sheet Review

General

        At March 31, 2008, total assets were $95,913,009 compared to $79,840,567 at December 31, 2007, for an increase of 16,072,442, or 20.13%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 91.72% and 88.30% of total assets at March 31, 2008 and December 31, 2007, respectively. Gross loans totaled $71,913,580 and investment securities were $14,114,081 at March 31, 2008.

        Deposits totaled $77,112,562 at March 31, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at March 31, 2008. Shareholders’ equity was $14,110,658 and $14,332,678 at March 31, 2008 and December 31, 2007, respectively.

CONGAREE BANCSHARES, INC.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2008 were $71,913,580, or 81.7% of interest-earning assets and 74.9% of total assets, compared to $55,288,904, or 78.4% of interest-earning assets and 69.2% of total assets at December 31, 2007.

        Loans secured by real estate mortgages comprised approximately 84.4% of loans outstanding at March 31, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. Commercial loans and lines of credit represented approximately 12.4% of our loan portfolio at March 31, 2008. Our construction and development loans represented approximately 11.6% of our loan portfolio at March 31, 2008.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

        The following table summarizes the composition of our loan portfolio as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007

		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$8,346,566	11.60%	$8,188,004	14.81%
Commercial	30,677,070	42.66	22,048,484	39.88
Residential mortgages	6,512,800	9.06	3,803,706	6.88
Home equity lines	15,121,311	21.03	12,082,002	21.85

Total real estate	60,657,747	84.35	46,122,196	83.42

Commercial	8,935,179	12.42	7,505,415	13.58
Consumer	2,320,653	3.23	1,661,293	3.00
Gross loans	71,913,580	100%	55,288,904	100%

Less allowance for loan losses	(733,251)		(552,600)

Total loans, net	$71,180,329		$54,736,304

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of the period	$552,600	$50,000
Provision for loan losses	187,866	95,000
Loans charged-off	(7,215)	-
Recoveries of loans previously charged-off	-	-

Balance at end of the period	$733,251	$145,500

        The allowance for loan losses was $733,251 and $552,600 as of March 31, 2008 and December 31, 2007, respectively, and represented 1.02% of outstanding loans at March 31, 2008.

CONGAREE BANCSHARES, INC.

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

        There were no nonaccrual or nonperforming loans at March 31, 2008 and December 31, 2007, and there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments for these same periods. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. At March 31, 2008, we were not aware of any potential problem loans, nor any loans considered impaired.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Total deposits as of March 31, 2008 and December 31, 2007 were $77,112,562 and $60,279,810, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending March 31, 2008 and the year ending December 31, 2007.

	March 31, 2008		December 31, 2007

	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	7,560,592	-%	$4,911,717	-%
Interest-bearing checking	4,286,039	0.86	5,670,104	1.54
Money market	24,533,580	3.64	24,037,611	4.82
Savings	525,388	1.30	443,778	1.84
Time deposits less than $100,000	20,753,676	4.79	11,529,784	5.20
Time deposits $100,000 and over	19,453,287	4.63	13,686,816	5.29

Total	77,112,562	3.83%	$60,279,810	4.78%

        Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $54,659,275 at March 31, 2008. Our loan-to-deposit ratio was 93.26% and 91.72% at March 31, 2008 and December 31, 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in

CONGAREE BANCSHARES, INC.

2007 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $3,000,000 at March 31, 2008. All of our time deposits are certificates of deposits.

Borrowings and lines of credit

        At March 31, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $7,900,000 in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion. At March 31, 2008, we had no balance outstanding compared to $3,658,000 outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At March 31, 2008, we had $3,000,000 outstanding at an interest rate of 2.62%. At December 31, 2007, we had no balance outstanding in Federal Home Loan Bank borrowings. The bank borrowed the funds to reduce the cost of funds on money used to fund loans.

Capital Resources

        Total shareholders’ equity was $14,110,658 at March 31, 2008, a decrease of $222,020 from $14,332,678 at December 31, 2007. The decrease is primarily due to the net loss for the quarter.

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

        The following table sets forth the holding company and the bank capital ratios at March 31, 2008. For all periods, the bank was considered “well capitalized”.

CONGAREE BANCSHARES, INC.

	(Dollars in thousands)
			Adequately Capitalized		Well Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$10,747	13.06%	$6,582	8.00%	$8,228	10.00%
Tier 1 capital to risk weighted assets	$10,558	12.83%	$3,291	4.00%	$4,937	6.00%
Tier 1 capital to average assets	$10,558	12.70%	$3,326	4.00%	$4,157	5.00%

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

        At March 31, 2008, we had issued commitments to extend credit of approximately $21,556,000 through various types of lending arrangements. There were no standby letters of credit included in the commitments.

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

        At March 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4,333,369, or approximately 4.52% of total assets. Our investment securities available for sale at March 31, 2008 amounted to $13,685,137, or approximately 14.27% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2008, $5,851,000 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $7,900,000. Availability on these lines of credit was $7,900,000 at March 31, 2008. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At March 31, 2008 we had $3,000,000 outstanding at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

CONGAREE BANCSHARES, INC.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        Not applicable.

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

Date: May 14, 2008	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number         Description

31.1                Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                Rule 13a-14(a) Certification of the Principal Financial Officer.

32                   Section 1350 Certifications.