Form 10-Q
period 2008-06-30
Congaree Bancshares Inc
filed 2008-08-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

Commission File No. 000-52592

CONGAREE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	20-3863936
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1201 Knox Abbott Drive

Cayce, South Carolina 29033

(Address of principal executive offices)

(803) 794-2265

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 8, 2008.

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$2,981,842	$4,012,721
Federal funds sold	692,000	110,000
Total cash and cash equivalents	3,673,842	4,122,721

Securities available-for-sale	13,590,610	14,833,432
Non-marketable equity securities	530,944	268,244
Loans receivable	89,033,785	55,288,904
Less allowance for loan losses	1,148,053	552,600
Loans, net	87,885,732	54,736,304

Premises, furniture and equipment, net	4,196,541	3,960,573
Accrued interest receivable	422,465	338,183
Deferred tax asset	1,891,635	1,352,119
Other assets	144,597	228,991
Total assets	$112,336,366	$79,840,567

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$8,929,651	$4,911,717
Interest-bearing transaction accounts	4,893,591	5,670,104
Savings and money market	22,035,652	24,481,389
Time deposits $100,000 and over	25,251,382	13,686,816
Other time deposits	32,741,885	11,529,784
Total deposits	93,852,161	60,279,810

Federal funds purchased	935,000	3,658,000
Federal Home Loan Bank advances	3,000,000	—
Securities sold under agreements to repurchase	966,312	1,395,326
Accrued interest payable	192,370	65,019
Other liabilities	17,952	109,734
Total liabilities	$98,963,795	$65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,291,034	17,141,232
Retained deficit	(3,939,779)	(2,913,102)
Accumulated other comprehensive income	3,672	86,904

Total shareholders’ equity	13,372,571	14,332,678

Total liabilities and shareholders’ equity	$112,336,366	$79,840,567

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$2,428,928	$586,614	1,283,501	389,307
Securities available for sale, taxable	365,391	198,006	177,290	118,175
Federal funds sold and other	17,287	296,022	9,761	131,973

Total	2,811,606	1,080,642	1,470,552	639,455
Interest expense:
Time deposits $100,000 and over	390,018	109,541	208,564	63,669
Other deposits	913,694	374,724	470,426	248,837
Other borrowings	49,776	1,462	19,047	—

Total	1,353,488	485,727	698,037	312,506

Net interest income	1,458,118	594,915	772,515	326,949

Provision for loan losses	602,668	238,000	414,802	142,500

Net interest income after provision for loan losses	855,450	356,915	357,713	184,449

Noninterest income:
Service charges on deposit accounts	35,387	2,759	21,715	2,009
Residential mortgage origination fees	82,505	22,204	44,892	12,927
Loss on sale of other assets	(11,545)	—	—	—
Gain on sale of securities	71,599	—	—	—
Other	46,706	3,664	27,886	122

Total noninterest income	224,652	28,627	94,493	15,058

Noninterest expenses:
Salaries and employee benefits	1,566,655	1,067,844	815,955	615,907
Net occupancy	171,688	62,744	82,027	40,854
Furniture and equipment	113,659	169,061	56,293	114,516
Other operating	751,416	523,271	410,418	350,121

Total noninterest expense	2,603,418	1,822,920	1,364,693	1,121,398

Loss before income taxes	(1,523,316)	(1,437,378)	(912,487)	(921,891)
Income tax benefit	(496,639)	(492,618)	(284,878)	(317,551)

Net loss	$(1,026,677)	$(944,760)	$(627,609)	$(604,340)
Losses per share
Basic loss per share	$(0.58)	$(.54)	$(.36)	$(.34)

Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common stock			Accumulated other comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss)	deficit	Total

December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$(821,979)	$16,057,221
Proceeds from sale of stock	—	—		—	—

Costs of stock issuance

Net loss					(944,760)	(944,760)

Other comprehensive loss, net of taxes of $60,345				(116,978)		(116,978)

Comprehensive loss						(1,061,738)

Stock and warrant compensation expense	—	—	133,962	—	—	133,962

June 30, 2007	1,764,439	$17,644	$16,995,680	$(117,140)	$(1,766,739)	$15,129,445

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(2,913,102)	$14,332,678

Net loss					(1,026,677)	(1,026,677)

Other comprehensive loss, net of taxes of $1,892				(83,232)		(83,232)

Comprehensive loss						(1,109,909)

Stock and warrant compensation expense			149,802			149,802

June 30, 2008	1,764,439	$17,644	$17,291,034	$3,672	$(3,939,779)	$13,372,571

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities
Net loss	$(1,026,677)	$(944,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	602,668	238,000
Depreciation and amortization expense	125,537	47,379
Discount accretion and premium amortization	(24,291)	(22,217)
Deferred income tax benefit	(496,639)	(492,618)
Stock and warrant compensation expense	149,802	133,962
Increase in accrued interest receivable	(84,282)	(94,192)
Increase in accrued interest payable	127,351	25,628
Gain from sale of securities available-for-sale	(71,599)
Loss on sale of other assets	11,545
Decrease (increase) in other assets	84,394	61,107
Increase (decrease) in other liabilities	(91,782)	50,037
Net cash used in operating activities	(693,973)	(997,674)

Cash flow from investing activities
Purchase of non-marketable equity securities	(262,700)	(6,349,793)
Proceeds from maturities/calls of securities available-for-sale	1,185,484	—
Proceeds from sales of securities available-for-sale	2,292,342
Purchase of securities available-for-sale	(2,265,133)
Net increase in loans receivable	(33,763,731)	(22,480,957)
Purchase of premises, furniture and equipment	(361,505)	(1,691,215)
Net cash used in investing activities	(33,175,243)	(30,521,965)

Cash flow from financing activities
Increase in noninterest-bearing deposits	4,017,934	4,425,786
Increase in interest-bearing deposits	29,554,417	25,942,506
Decrease in federal funds purchased	(2,723,000)	—
Proceeds from Federal Home Loan Bank advances	3,000,000	—

Decrease in securities sold under agreements to repurchase	(429,014)	—

Net cash provided by financing activities	33,420,337	30,368,292

Net increase (decrease) in cash and cash equivalents	(448,879)	(1,151,347)

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$3,673,842	$11,023,892

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

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

Statement of Cash Flow

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of six months to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the six months and three months ended June 30, 2008 and 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the Six months ended June 30, 2008	For the Three months ended June 30, 2008
Net loss per share – basic computation:

Net loss to common shareholders	$(1,026,677)	$(627,609)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.58)	$(0.36)

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

The change in the components of other comprehensive income and related tax effects are as follows for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Change in unrealized gains (losses)on securities available-for-sale	$(54,510)	$(177,323)
Reclassification adjustment for gain realized in net income during the period	(71,599)	—
Net change in unrealized gains on securities	(126,109)	(177,323)
Tax effect	42,877	60,345
Net-of-tax amount	$(83,232)	$(116,978)

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage back securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

CONGAREE BANCSHARES, INC.

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

Available-for-sale investment securities ($13,590,610 at June 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $31,029.

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

CONGAREE BANCSHARES, INC.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the six months and three months ended June 30, 2008 and 2007 and also analyzes our financial condition as of June 30, 2008.

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

CONGAREE BANCSHARES, INC.

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

Results of Operations

General

Six and Three months ended June 30, 2008 and 2007

Our net loss was $1,026,677 and $944,760 for the six months ended June 30, 2008 and 2007, respectively.  The increase in net loss is primarily due to an increase in the reserve for loan losses in the first quarter due to the classification of certain loans as substandard.

Our net loss was $627,609 and $604,340 for the three months ended June 30, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in compensation and benefits related to staff additions associated with the Bank’s growth, performance raises, and increases in Bank paid employee health care and other insurance costs.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the six months ended June 30, 2008 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the six months ended June 30, 2008 and 2007 were 3.35% and 3.62%, respectively.  Our net interest margins for the three months ended June 30, 2008 and 2007 were 3.24% and 3.39% respectively.

                Net interest income was $1,458,118 during the six months ended June 30, 2008, compared to $594,915 for the same period in 2007.  Interest income of $2,811,606 for the six months ended June 30, 2008 included $2,428,928 on loans, $365,391 on investment securities and $17,287 on federal funds sold and other.  Total interest expense of $1,353,488 for the six months ended June 30, 2008 included $1,303,712 related to deposit accounts and $49,776 on federal funds purchased and other borrowings.

Net interest income was $772,515 for the quarter ended June 30, 2008, compared to $326,949 for the same period in 2007.  Interest income of $1,470,552 for the quarter ended June 30, 2008 included $1,283,501 on loans, $177,290 on investment securities and $9,761 on federal funds sold and other.  Total interest expense of $698,037 for the quarter ended June 30, 2008 included $678,990 related to deposit accounts and $19,047 on federal funds purchased and other borrowings.

CONGAREE BANCSHARES, INC.

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

Our provision for loan losses for the six months ended June 30, 2008 was $602,668 an increase of $364,668, or 153.22% over our provision of $238,000 for the six months ended June 30, 2007.  For the three months ended June 30, 2008, the provision charged to expense was $414,802 an increase of $272,302, or 191.1% over our provision of $142,500 for the three months ended June 30, 2007. This increase in provision expense is due to an increase in net loan originations in the current year and quarter compared to the comparable time periods in 2007 and the result of certain loans being downgraded to substandard.  The allowance as a percentage of gross loans has been increased from approximately 1.02% to 1.29%  as of June 30, 2007 and 2008, respectively, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income during the six months ended June 30, 2008 was $224,652 compared to $28,627 for the same period in 2007.  Noninterest income for the six months ended June 30, 2008 consisted primarily of gains on the sale of investment securities and mortgage loan origination fees. Noninterest income for the six months ended June 30, 2007 consisted primarily of mortgage loan origination fees.  The increase of $196,025 is primarily the result of a gain on sale of investment securities of $71,599 and an increase in mortgage loan origination fees of $60,301.

Noninterest income for the quarter ended June 30, 2008 was $94,493 compared to $15,058 for the quarter ended June 30, 2007.  Noninterest income for the quarters ended June 30, 2008 and 2007 consisted primarily of mortgage loan origination fees.   The increase of $79,435 is primarily the result of an increase in mortgage loan origination fees of $31,965,  insurance premium income increase of $27,764, and an increase in service charges on deposit accounts of $19,706.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the quarters ended June 30, 2008 and 2007.

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation and benefits	$1,566,655	$1,067,844	$815,955	$615,907
Occupancy and equipment	285,347	231,805	160,566	155,370
Data processing and related costs	172,603	27,513	79,533	2,925
Marketing, advertising and shareholder communications	141,514	237,200	57,463	179,916
Legal and audit	157,052	18,909	123,132	44,785
Supplies, postage and telephone	98,015	93,732	53,010	58,559
Insurance	21,810	19,070	13,849	7,514
Credit related expenses	56,663	61,396	28,403	44,217
Courier and armored carrier service	5,683	456	3,153	294
Regulatory fees and FDIC insurance	39,493	10,755	21,976	10,473
Other	58,583	54,240	7,653	1,438
Total noninterest expense	$2,603,418	$1,822,920	$1,364,693	$1,121,398

The most significant component of noninterest expense is compensation and benefits, which totaled $1,566,655 for the six months ended June 30, 2008 compared to $1,067,844 for the six months ended June 30, 2007.  The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs.  Data processing and related expense increased from $27,513 for the six months ended June 30, 2007 to $172,603 for the six months ended June 30, 2008, primarily due to an increase in our core processor charges

CONGAREE BANCSHARES, INC.

because of the increased volume of new accounts.  Legal and audit fees increased from $18,909 for the six months ended June 30, 2007 to $157,052 for the six months ended June 30, 2008 primarily due to third-party consultant costs incurred for compliance, loan and internal audit reviews.

The most significant component of noninterest expense is compensation and benefits, which totaled $815,955 for the three months ended June 30, 2008, compared to $615,907 for the three months ended June 30, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs.  Data processing and related expense increased from $2,925 for the three months ended June 30, 2007 to $79,533 for the three months ended June 30, 2008, primarily due to an increase in our core processor charges because of the increased volume of new accounts.  Legal and audit fees increased from $44,785 for the three months ended June 30, 2007 to $123,132 for the three months ended June 30, 2008 primarily due to third-party consultant costs incurred for compliance, loan and internal audit reviews.

Income Tax Benefit

The Company had no currently taxable income for the six months and three months ended June 30, 2008 and 2007.  The Company has recorded a deferred tax benefit based on an effective rate of 34%.

Balance Sheet Review

General

At June 30, 2008, total assets were $112,336,366 compared to $79,840,567 at December 31, 2007, representing an increase of $32,495,799, or 40.7%.  The increase in assets resulted from volume increases in our loan portfolio and related increases in our funding sources of deposits and other borrowings.  Interest-earning assets comprised approximately 91.42% and 87.61% of total assets at June 30, 2008 and December 31, 2007, respectively.  Gross loans totaled $89,033,785 and investment securities were $14,121,554 at June 30, 2008.

Deposits totaled $93,852,161 at June 30, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at June 30, 2008.  Shareholders’ equity was $13,372,571 and $14,332,678 at June 30, 2008 and December 31, 2007, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2008 were $89,033,785, or 86.69% of interest-earning assets and 79.26% of total assets, compared to $55,288,904, or 79.04% of interest-earning assets and 69.25% of total assets at December 31, 2007.

Loans secured by real estate mortgages comprised approximately 83.67% of loans outstanding at June 30, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 13.16% of our loan portfolio at June 30, 2008.  Our construction and development loans represented approximately 17.17% of our loan portfolio at June 30, 2008.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

CONGAREE BANCSHARES, INC.

The following table summarizes the composition of our loan portfolio as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$15,287,430	17.17%	$8,188,004	14.81%
Commercial	25,031,774	28.11	22,048,484	39.88
Residential mortgages	14,286,602	16.05	3,803,706	6.88
Home equity lines	19,888,354	22.34	12,082,002	21.85
Total real estate	74,494,160	83.67	46,122,196	83.42

Commercial	11,714,845	13.16	7,505,415	13.58
Consumer	2,824,780	3.17	1,661,293	3.00
Gross loans	89,033,785	100%	55,288,904	100%
Less allowance for loan losses	(1,148,053)		(552,600)
Total loans, net	$87,885,732		$54,736,304

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2008 and 2007 is presented below:

	Six Months Ended June 30,
	2008	2007
Balance at beginning of the period	$552,600	$50,000
Provision for loan losses	602,668	238,000
Loans charged-off	(7,215)	—
Recoveries of loans previously charged-off	—	—
Balance at end of the period	$1,148,053	$288,000

The allowance for loan losses was $1,148,053 and $552,600 as of June 30, 2008 and December 31, 2007, respectively, and represented 1.29% of outstanding loans at June 30, 2008.

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

CONGAREE BANCSHARES, INC.

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

There were no nonaccrual or nonperforming loans at December 31, 2007, and there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments for this same period. The Bank did have one nonaccrual loan with a balance outstanding of $31,029 at June 30, 2008; however there were no other nonperforming loans for this time period.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.  At June 30, 2008, we were not aware of any additional potential problem loans, nor any additional loans considered impaired other than the aforementioned nonaccrual loan.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2008 and December 31, 2007 were $93,852,161 and $60,279,810, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending June 30, 2008 and the year ending December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	8,929,651	—%	$4,911,717	—%
Interest-bearing checking	4,893,591	0.81	5,670,104	1.54
Money market	21,473,160	3.19	24,037,611	4.82
Savings	562,492	1.08	443,778	1.84
Time deposits less than $100,000	32,741,885	4.45	11,529,784	5.20
Time deposits $100,000 and over	25,251,382	4.30	13,686,816	5.29
Totals	93,852,161		60,279,810

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $68,600,779 at June 30, 2008. Our loan-to-deposit ratio was 94.87% and 91.72% at June 30, 2008 and December 31, 2007, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2007 when we were able to procure these certificates at interest rates less than those in the local market.  Brokered certificates of deposit purchased outside our primary market totaled $3,000,000 at June 30, 2008.  All of our time deposits are certificates of deposits.

Borrowings and lines of credit

At June 30, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $7,900,000 in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At June 30, 2008, we had $935,000 outstanding compared to $3,658,000 outstanding at December 31, 2007.

CONGAREE BANCSHARES, INC.

We are also a member of the Federal Home Loan Bank.  At June 30, 2008, we had $3,000,000 outstanding at an interest rate of 2.62%, with a maturity date of February 25, 2013.  At December 31, 2007, we had no balance outstanding in Federal Home Loan Bank borrowings.  The bank borrowed the funds to reduce the cost of funds on money used to fund loans.

Capital Resources

Total shareholders’ equity was $13,372,571 at June 30, 2008, a decrease of $960,107 from $14,332,678 at December 31, 2007. The decrease is primarily due to the net loss for the six months of $1,026,677.  In addition, equity decreased as a result of the change in unrealized losses on securities of $83,232.  Equity increased $149,802 as a result of stock based compensation.

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

The following table sets forth the holding company and the bank capital ratios at June 30, 2008. For all periods, the bank was considered “well capitalized”.

(Dollars in thousands)

	Actual		Adequately Capitalized Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$11,198	11.60%	$7,721	8.00%	$9,651	10.00%
Tier 1 capital to risk weighted assets	$10,050	10.41%	$3,862	4.00%	$5,791	6.00%
Tier 1 capital to average assets	$10,050	10.01%	$4,018	4.00%	$5,022	5.00%

We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2008.

CONGAREE BANCSHARES, INC.

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

At June 30, 2008, we had issued commitments to extend credit of approximately $24,759,000 through various types of lending arrangements.  There were no standby letters of credit included in the commitments.

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

At June 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $3,673,842, or approximately 3.27% of total assets. Our investment securities available for sale at June 30, 2008 amounted to $13,590,610, or approximately 12.10% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2008, $3,450,555 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $13,200,000. Availability on these lines of credit was $12,265,000 at June 30, 2008. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2008 we had $3,000,000 outstanding at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are

CONGAREE BANCSHARES, INC.

effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 14, 2008.  The matter presented to our shareholders for consideration was the election of six nominees to the Board of Directors.  J. Kevin Reeley, Dr. Larry J. Stroud, Donald E. Taylor, and Harry Michael White were nominated as Class II directors to serve a three-year term expiring at the 2011 Annual Meeting of Shareholders. Charlie T. Lovering was nominated as a Class I director to serve a two-year term expiring at the 2010 Annual Meeting of Shareholders, and Samuel M. Corley was nominated as a Class III director to serve a one-year term expiring at the 2009 Annual Meeting of Shareholders.

Nominees	For	Against (Withheld)
J. Kevin Reeley	865,412	24,772
Dr. Larry J. Stroud	846,593	43,591
Donald E. Taylor	865,012	25,172
Harry Michael White	866,012	24,172
Charlie T. Lovering	863,093	27,091
Samuel M. Corley	864,012	26,172

The other directors that continued in office after the meeting are as follows:

Class I	Class III

Thomas Hal Derrick	David S. Murray, Jr.
Stephen P. Nivens	Dr. Victoria Samuels
F. Harvin Ray, Jr.	Nitin C. Shah
E. Daniel Scott	John D. Thompson

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

CONGAREE BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	By:	/s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.