Form 10-Q
period 2008-09-30
Congaree Bancshares Inc
filed 2008-11-14
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
         1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 12, 2008.

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$3,038,698	$4,012,721
Federal funds sold	2,285,000	110,000

Total cash and cash equivalents	5,323,698	4,122,721

Securities available-for-sale	13,888,105	14,833,432
Non-marketable equity securities	530,944	268,244
Loans receivable	105,766,360	55,288,904
Less allowance for loan losses	1,327,809	552,600

Loans, net	104,438,551	54,736,304

Premises, furniture and equipment, net	4,167,935	3,960,573
Accrued interest receivable	416,765	338,183
Deferred tax asset	2,126,778	1,352,119
Other assets	567,946	228,991

Total assets	$131,460,722	$79,840,567

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,382,611	$4,911,717
Interest-bearing transaction accounts	4,481,273	5,670,104
Savings and money market	23,599,561	24,481,389
Time deposits $100,000 and over	34,213,818	13,686,816
Other time deposits	41,801,864	11,529,784

Total deposits	114,479,127	60,279,810

Federal funds purchased	-	3,658,000
Federal Home Loan Bank advances	3,000,000	-
Securities sold under agreements to repurchase	527,717	1,395,326
Accrued interest payable	260,308	65,019
Other liabilities	142,884	109,734

Total liabilities	118,410,036	65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued	-	-
and outstanding
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares	17,644	17,644
issued and outstanding
Capital surplus	17,363,653	17,141,232
Retained deficit	(4,370,315)	(2,913,102)
Accumulated other comprehensive income	39,704	86,904

Total shareholders’ equity	13,050,686	14,332,678

Total liabilities and shareholders’ equity	$131,460,722	$79,840,567

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations
(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$3,940,726	$1,244,467	$1,511,798	$657,853
Securities available-for-sale, taxable	557,767	368,901	192,376	170,895
Federal funds sold and other	27,951	408,328	10,665	112,306

Total	4,526,444	2,021,696	1,714,839	941,054

Interest expense:
Time deposits $100,000 and over	690,680	195,675	300,662	86,134
Other deposits	1,413,985	743,396	500,291	379,529
Other borrowings	81,690	36,066	31,914	23,748

Total	2,186,355	975,137	832,867	489,411

Net interest income	2,340,089	1,046,559	881,972	451,643
Provision for loan losses	945,403	327,000	342,735	89,000

Net interest income after provision
for loan losses	1,394,686	719,559	539,237	362,643

Noninterest income:
Service charges on deposit accounts	63,951	14,261	28,564	11,502
Residential mortgage origination fees	125,629	30,412	43,124	8,208
Loss on sale of other assets	(11,545)	-	-	-
Gain on sale of securities	71,599	-	-	-
Other	65,602	10,514	18,896	6,850

Total noninterest income	315,236	55,187	90,584	26,560

Noninterest expenses:
Salaries and employee benefits	2,362,893	1,631,890	796,238	644,156
Net occupancy	275,793	93,991	104,105	31,247
Furniture and equipment	167,417	259,481	53,758	90,420
Other operating	1,111,376	886,650	359,958	283,269

Total noninterest expenses	3,917,479	2,872,012	1,314,059	1,049,092

Loss before income taxes	(2,207,557)	(2,097,266)	(684,238)	(659,889)
Income tax benefit	(750,344)	(669,517)	(253,705)	(176,899)

Net loss	$(1,457,213)	$(1,427,749)	$(430,533)	$(482,990)

Losses per share
Basic loss per share	$(0.83)	$(.81)	$(.24)	$(.27)

Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity
(unaudited)

				Accumulated
				other
	Common Stock			comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss	deficit	Total

December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$(821,979)	$16,057,221
Net loss					(1,427,749)	(1,427,749)
Other comprehensive loss, net of
taxes of $60,345				(5,602)		(5,602)

Comprehensive loss						(1,433,351)
Stock and warrant compensation
expense	-	-	230,290	-	-	230,290

September 30, 2007	1,764,439	$17,644	$17,092,008	$(5,764)	$(2,249,728)	$14,854,160

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(2,913,102)	$14,332,678
Net loss					(1,457,213)	(1,457,213)
Other comprehensive loss, net of
taxes of $20,454				(47,200)		(47,200)

Comprehensive loss						(1,504,413)

Stock and warrant compensation
expense	-	-	222,421	-	-	222,421

September 30, 2008	1,764,439	$17,644	$17,363,653	$39,704	$(4,370,315)	$13,050,686

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities
Net loss	$(1,457,213)	$(1,427,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	945,403	327,000
Depreciation and amortization expense	190,478	88,839
Discount accretion and premium amortization	(43,163)	(38,634)
Deferred income tax benefit	(750,344)	(672,402)
Stock and warrant compensation expense	222,421	230,290
Increase in accrued interest receivable	(78,582)	(179,212)
Increase in accrued interest payable	195,289	40,029
Gain from sale of securities available-for-sale	(71,599)	-
Loss on sale of other real estate owned	11,545	-
Decrease (increase) in other assets	(261,123)	44,279
Increase in other liabilities	33,150	46,872

Net cash used in operating activities	(1,063,738)	(1,540,688)

Cash flow from investing activities
Purchase of non-marketable equity securities
	(262,700)	(155,344)
Proceeds from maturities/calls of securities available-for-sale	1,971,365	-
Proceeds from sales of securities available-for-sale	2,292,342	-
Purchase of securities available-for-sale	(3,275,133)	(9,894,918)
Net increase in loans receivable	(50,659,195)	(32,672,156)
Purchase of premises, furniture and equipment	(475,672)	(1,628,052)
Net cash used in investing activities	(50,408,993)	(44,350,470)

Cash flow from financing activities
Increase in noninterest-bearing deposits	5,470,894	3,263,580
Increase in interest-bearing deposits	48,728,423	36,624,784
Decrease in federal funds purchased	(3,658,000)	-
Proceeds from Federal Home Loan Bank advances	3,000,000	-
Increase (decrease) in securities sold under agreements to
repurchase	(867,609)	2,460,832

Net cash provided by financing activities	52,673,708	42,349,196

Net increase (decrease) in cash and cash equivalents	1,200,977	(3,541,962)

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$5,323,698	$8,633,277

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

Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2007 as filed with the Securities and Exchange Commission.

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

Statement of Cash Flow

        For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of nine months to be cash equivalents. Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Loss Per Share

        Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options. There were no dilutive common share equivalents outstanding during the nine months and three months ended September 30, 2008 and 2007 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the Nine	For the Three
	months ended	months ended
	September 30, 2008	September 30, 2008
Net loss per share - basic computation:

Net loss to common shareholders	$(1,457,213)	$(430,533)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.83)	$(0.24)

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

        The change in the components of other comprehensive income and related tax effects are as follows for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007
Change in unrealized gains (losses) on securities available-for-sale	$84	$(8,571)
Reclassification adjustment for gain
realized in net income during the period	(71,599)	-

Net change in unrealized gains on securities	(71,515)	(8,571)
Tax effect	24,315	2,969

Net-of-tax amount	$(47,200)	$(5,602)

Note 3 – Recently Issued Accounting Pronouncements

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

CONGAREE BANCSHARES, INC.

accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

        In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations or cash flows.

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

        In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

        Available-for-sale investment securities ($13,888,105 at September 30, 2008) are the only assets whose fair values are measured on a recurring basis using Level 2 inputs.

        The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

        The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $153,406.

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

        FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

        The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

        The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

        FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

        The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

        On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining

CONGAREE BANCSHARES, INC.

the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

        The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

        These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

        All forward-looking statements in this report are based on information available to us as of the date of this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

CONGAREE BANCSHARES, INC.

Overview

        Our Bank opened for business on October 16, 2006. All activities of the Company prior to that date relate to the organization of the Bank. The following discussion describes our results of operations for the nine months and three months ended September 30, 2008 and 2007 and also analyzes our financial condition as of September 30, 2008.

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

        In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

CONGAREE BANCSHARES, INC.

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

Results of Operations

General

Nine and Three months ended September 30, 2008 and 2007

        Our net loss was $1,457,213 and $1,427,749 for the nine months ended September 30, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in the provision for loan losses and increase in noninterest expenses.

        Our net loss was $430,533 and $482,990 for the three months ended September 30, 2008 and 2007, respectively. The decrease in net loss is primarily due to an increase in net interest income.

Net Interest Income

        Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities. The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings. The net interest spread and net interest margin decreased during the nine months ended September 30, 2008 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period. Our net interest margins for the nine months ended September 30, 2008 and 2007 were 3.26% and 3.52%, respectively. Our net interest margins for the three months ended September 30, 2008 and 2007 were 3.11% and 3.40%, respectively.

        Net interest income was $2,340,089 during the nine months ended September 30, 2008, compared to $1,046,559 for the same period in 2007. Interest income of $4,526,444 for the nine months ended September 30, 2008 included $3,940,726 on loans, $557,767 on investment securities and $27,951 on federal funds sold and other. Total interest expense of $2,186,355 for the nine months ended September 30, 2008 included $2,104,665 related to deposit accounts and $81,690 on federal funds purchased and other borrowings.

        Net interest income was $881,972 for the quarter ended September 30, 2008, compared to $451,643 for the same period in 2007. Interest income of $1,714,839 for the quarter ended September 30, 2008 included $1,511,798 on loans, $192,376 on investment securities and $10,665 on federal funds sold and other. Total interest expense of $832,867 for the quarter ended September 30, 2008 included $800,953 related to deposit accounts and $31,914 on federal funds purchased and other borrowings.

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

        Our provision for loan losses for the nine months ended September 30, 2008 was $945,403, an increase of $618,403, or 189.11%, over our provision of $327,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the provision charged to expense was $342,735, an increase of $253,735, or 285.1%, over our provision of $89,000 for the three months ended September 30, 2007. This increase in provision expense is due to an increase in net loan originations in the current year and quarter compared to the comparable time periods in 2007 and the result of certain loans becoming impaired in 2008. The allowance as a percentage of gross loans has been increased from approximately 1.00% to 1.26% as of September 30, 2007 and 2008, respectively, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

        Noninterest income during the nine months ended September 30, 2008 was $315,236, compared to $55,187 for the same period in 2007. Noninterest income for the nine months ended September 30, 2008 consisted primarily of gains on the sale of investment securities and mortgage loan origination fees. Noninterest income for the nine months ended September 30, 2007 consisted primarily of mortgage loan origination fees. The increase of $260,049 is primarily the result of a gain on sale of investment securities of $71,599, an increase in mortgage loan origination fees of $95,217, and an increase in service charges on deposit accounts of $49,690.

        Noninterest income for the quarter ended September 30, 2008 was $90,584, compared to $26,560 for the quarter ended September 30, 2007. Noninterest income for the quarters ended September 30, 2008 and 2007 consisted primarily of mortgage loan origination fees. The increase of $64,024 is primarily the result of an increase in mortgage loan origination fees of $34,916, insurance premium income increase of $12,046, and an increase in service charges on deposit accounts of $17,062.

Noninterest Expenses

        The following table sets forth information related to our noninterest expenses for the nine months and three months ended September 30, 2008 and 2007.

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation and benefits	$2,362,893	$1,631,890	$796,238	$564,046
Occupancy and equipment	443,210	353,472	157,863	121,667
Data processing and related costs	258,563	67,503	85,960	39,990
Marketing, advertising and	136,372	330,259	(5,142)	93,059
sharheolder communications
Legal and audit	201,651	100,946	44,599	82,037
Supplies, postage and telephone	137,816	139,393	39,801	45,661
Insurance	30,861	30,709	9,051	11,639
Credit related expenses	96,483	50,186	39,820	(11,210)
Courier and armored carrier service	11,046	540	5,363	84
Regulatory fees and FDIC insurance	66,963	22,516	27,470	11,761
Other	171,621	144,598	113,036	90,358

Total noninterest expense	$3,917,479	$2,872,012	$1,314,059	$1,049,092

CONGAREE BANCSHARES, INC.

        The most significant component of noninterest expense is compensation and benefits, which totaled $2,362,893 for the nine months ended September 30, 2008, compared to $1,631,890 for the nine months ended September 30, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Data processing and related expense increased from $67,503 for the nine months ended September 30, 2007, to $258,563 for the nine months ended September 30, 2008, primarily due to an increase in our core processor charges because of the increased volume of new accounts. Legal and audit fees increased from $100,946 for the nine months ended September 30, 2007, to $201,651 for the nine months ended September 30, 2008, primarily due to third-party consultant costs incurred for compliance, loan and internal audit reviews.

        The most significant component of noninterest expense is compensation and benefits, which totaled $796,237 for the three months ended September 30, 2008, compared to $564,046 for the three months ended September 30, 2007. The increase primarily related to staff additions associated with the bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs. Data processing and related expense increased from $39,990 for the three months ended September 30, 2007, to $85,960 for the three months ended September 30, 2008, primarily due to an increase in our core processor charges because of the increased volume of new accounts.

Income Tax Benefit

          The Company had no currently taxable income for the nine months and three months ended September 30, 2008 and 2007. The Company has recorded a deferred tax benefit based on an effective rate of 34%.

Balance Sheet Review

General

        At September 30, 2008, total assets were $131,460,722, compared to $79,840,567 at December 31, 2007, representing an increase of $51,620,155, or 64.65%. The increase in assets resulted from volume increases in our loan portfolio and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 92.15% and 87.61% of total assets at September 30, 2008 and December 31, 2007, respectively. Gross loans totaled $105,766,360 and investment securities were $14,419,049 at September 30, 2008.

        Deposits totaled $114,479,127 at September 30, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at September 30, 2008. Shareholders’ equity was $13,050,686 and $14,332,678 at September 30, 2008 and December 31, 2007, respectively.

Loans

        Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2008 were $105,766,360, or 87.31%, of interest-earning assets and 80.45% of total assets, compared to $55,288,904, or 79.04%, of interest-earning assets and 69.25% of total assets at December 31, 2007.

        Loans secured by real estate mortgages comprised approximately 85.65% of loans outstanding at September 30, 2008. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. Commercial loans and lines of credit represented approximately 11.48% of our loan portfolio at September 30, 2008. Our construction and development loans represented approximately 16.35% of our loan portfolio at September 30, 2008.

        Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

CONGAREE BANCSHARES, INC.

        The following table summarizes the composition of our loan portfolio as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007

		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$17,293,097	16.35%	$8,188,004	14.81%
Commercial	30,802,466	29.12	22,048,484	39.88
Residential mortgages	18,461,508	17.45	3,803,706	6.88
Home equity lines	24,037,432	22.73	12,082,002	21.85

Total real estate	90,594,503	85.65	46,122,196	83.42

Commercial	12,138,298	11.48	7,505,415	13.58
Consumer	3,033,559	2.87	1,661,293	3.00
Gross loans	105,766,360	100%	55,288,904	100%

Less allowance for loan losses	(1,327,809)		(552,600)

Total loans, net	$104,438,551		$54,736,304

Provision and Allowance for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of the period	$552,600	$50,000
Provision for loan losses	945,403	327,000
Loans charged-off	(170,194)	-
Recoveries of loans previously charged-off	-	-

Balance at end of the period	$1,327,809	$377,000

        The allowance for loan losses was $1,327,809 and $552,600 as of September 30, 2008 and December 31, 2007, respectively, and represented 1.26% of outstanding loans at September 30, 2008, compared to 1.00% at December 31, 2007.

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

CONGAREE BANCSHARES, INC.

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

        There were no nonaccrual or nonperforming loans at December 31, 2007, and there were no accruing loans which were contractually past due 90 days or more as to principal or interest payments for this same period. The Bank did have two nonaccrual loans with a balance outstanding of $153,406 at September 30, 2008; however, there were no other nonperforming loans for this time period. The Bank charged off nine loans during the third quarter of 2008, for a total of $227,224. Three of these loans were in the South Carolina Capital Access Program (SCCAP) and the Bank was able to recover $95,985 of the loan amount charged-off. Thus, the net charge-offs for the third quarter were $131,239, or 0.12%, of total loans. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. At September 30, 2008, we were not aware of any additional potential problem loans, nor were any additional loans considered impaired other than the aforementioned nonaccrual loans. Our allowance for loan losses has increased primarily as a result of the national economic conditions in which we are operating.

Deposits

        Our primary source of funds for our loans and investments is our deposits. Total deposits as of September 30, 2008 and December 31, 2007 were $114,479,127 and $60,279,810, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending September 30, 2008 and the year ending December 31, 2007.

	September 30, 2008		December 31, 2007

	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$10,382,611	-%	$4,911,717	-%
Interest-bearing checking	4,481,273	0.83	5,670,104	1.54
Money market	22,985,169	3.04	24,037,611	4.82
Savings	614,392	1.02	443,778	1.84
Time deposits less than $100,000	41,801,864	4.21	11,529,784	5.20
Time deposits $100,000 and over	34,213,818	4.10	13,686,816	5.29

Totals	$114,479,127	3.61	$60,279,810	4.78

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $80,311,123 at September 30, 2008. Our loan-to-deposit ratio was 92.39% and 91.72% at September 30, 2008 and December 31, 2007, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2007 and 2008 when we were able to procure these certificates at interest rates less than those in the local market. Brokered certificates of deposit purchased outside our primary market totaled $12,943,000 at September 30, 2008. All of our time deposits are certificates of deposits.

CONGAREE BANCSHARES, INC.

Another aspect of EESA (in addition to the Capital Purchase Plan described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009. At September 30, 2008, the Bank had time deposits of $100,000 or more of $34,231,018. Approximately $6,259,886, or 18.28%, of those deposits would be covered under the new FDIC insurance coverage. An additional $4,943,679, or 14.44%, of these deposits, are to local public entities that are required to have securities as collateral.

In addition, our subsidiary Congaree State Bank anticipates opting out of the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA. This guarantee applies to the following transactions:

•	All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•	Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost. After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

Borrowings and lines of credit

        At September 30, 2008, the bank had short-term lines of credit with correspondent banks to purchase a maximum of $7,900,000 in unsecured federal funds on a one to fourteen day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion. At September 30, 2008, we had none outstanding compared to $3,658,000 outstanding at December 31, 2007.

        We are also a member of the Federal Home Loan Bank. At September 30, 2008, we had $3,000,000 outstanding at an interest rate of 2.62%, with a maturity date of February 25, 2013. At December 31, 2007, we had no balance outstanding in Federal Home Loan Bank borrowings. The bank borrowed the funds to reduce the cost of funds on money used to fund loans.

Capital Resources

        Total shareholders’ equity was $13,050,686 at September 30, 2008, a decrease of $1,281,992 from $14,332,678 at December 31, 2007. The decrease is primarily due to the net loss for the nine months of $1,457,213. In addition, equity decreased as a result of the change in unrealized losses on securities of $47,200. Equity increased $222,421 as a result of stock based compensation.

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

CONGAREE BANCSHARES, INC.

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

        The following table sets forth the bank capital ratios at September 30, 2008. For all periods, the bank was considered “well capitalized”.

	(Dollars in thousands)
			Adequately Capitalized		Well Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$11,000	10.04%	$8,765	8.00%	$10,956	10.00%
Tier 1 capital to risk weighted assets	$9,672	8.83%	$4,382	4.00%	$6,574	6.00%
Tier 1 capital to average assets	$9,672	8.24%	$4,695	4.00%	$5,869	5.00%

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

        At September 30, 2008, we had issued commitments to extend credit of approximately $25,711,911 through various types of lending arrangements. There were no standby letters of credit included in the commitments.

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

CONGAREE BANCSHARES, INC.

        At September 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5,323,698, or approximately 4.05% of total assets. Our investment securities available for sale at September 30, 2008 amounted to $13,888,105, or approximately 10.56% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2008, $7,258,828 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $13,200,000. Availability on these lines of credit was $12,265,000 at September 30, 2008. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At September 30, 2008 we had $3,000,000 outstanding at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 4.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.   Other Information

        Not applicable.

Item 6.   Exhibits

10.1      Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008.

31.1      Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2      Rule 13a-14(a) Certification of the Principal Financial Officer.

32         Section 1350 Certifications.

CONGAREE BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	By: /s/ F. Harvin Ray, Jr.
F. Harvin Ray, Jr.
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number         Description

10.1               Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008.

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                  Section 1350 Certifications.