Form 10-K/A
period 2007-12-31
Congaree Bancshares Inc
filed 2009-03-31
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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
to be held on May 14, 2008

Restatement

This filing has been amended in Parts 1, 6, 7 and 8 to restate our consolidated financial statements related to income taxes.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, are restating income taxes.  The Company has determined that it is more likely than not it will not realize all of its net deferred tax assets within a reasonable period of time as of the period ended December 31, 2007 and has restated its financial statements to add a valuation allowance that offsets the previously recorded deferred tax benefit of $414,262 for the year ended December 31, 2006 and the restatement eliminates the previously recorded deferred tax benefit of $982,682 for the year ended December 31, 2007.  All amounts that were affected related to this restatement have been revised accordingly.

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

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2007, our consolidated total assets were $78,443,677, our consolidated total loans were $54,736,304, our consolidated total deposits were $60,279,810, and our total shareholders’ equity was approximately $12,935,788.

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

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions, including a restriction on the ability to sell our bank for at least five years from the date of its formation.  We are not required to obtain the approval of the South Carolina Board of Financial Institutions prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

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

Results of Operations

General

Our net loss was $3,488,013 and $672,761 for the years ended December 31, 2007 and 2006, respectively. Net loss before income tax expense of $414,262 was $3,073,751 for the year ended December 31, 2007, an increase of $1,986,728, or 182.8%, compared to $1,087,023 for the year ended December 31, 2006.  The $1,986,728 increase in net loss before income tax expense resulted from a $3,071,773 increase in noninterest expense, partially offset by increases of $1,447,143 in net interest income and $90,502 in other income.  Noninterest income increased from $11,268 for the year ended December 31, 2006 to $101,770 for the year ended December 31, 2007.  We also recorded a provision for loan losses of $502,600 and $50,000 for the years ended December 31, 2007 and 2006, respectively.

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

Average Balances, Income and Expenses, Yields and Rates

For the Years Ended December 31,

	2007			2006
	Average balance	Income/ expense	Yield /rate	Average balance	Income/ expense	Yield/ rate
Interest-earning assets:
Federal funds sold	$8,557,961	$440,931	5.15%	$2,452,940	$143,779	5.86%
Investment securities and FHLB stock	10,412,377	565,520	5.43	717,604	37,884	5.28
Loans (1)	26,821,247	2,153,450	8.03	377,122	59,401	15.75
Total interest-earning assets	45,791,585	3,159,901	6.90	3,547,666	241,064	6.80
Non-earning assets	2,509,620			1,064,601
Total assets	$48,301,205			$4,612,267

Interest-bearing liabilities:
Interest checking	$1,969,755	$30,079	1.53%	$75,416	$1,586	2.10%
Savings and money market	15,443,173	792,748	5.13	102,984	4,512	4.38
Time deposits	14,094,229	736,814	5.23	463,502	26,696	5.76
Federal funds purchased and repurchase agreement	1,553,252	7,029	4.27	860,700	62,183	7.22
Total interest-bearing liabilities	33,060,409	1,566,670	4.74	1,502,602	94,977	6.32
Non-interest bearing liabilities	3,848,730			411,814
Shareholders’ equity	11,392,066			2,697,851
Total liabilities and shareholders’ equity	$48,301,205			$4,612,267
Net interest spread			2.16%			0.48%
Net interest income/margin		$1,593,231	3.48%		$146,087	4.12%

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

	2007 Compared to 2006
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$297,152	$(150,630)	$447,782
Investment securities and FHLB stock	527,636	398,315	129,321
Loans	2,094,049	2,032,720	61,329
Total interest income	2,918,837	2,280,405	638,432

Interest-bearing liabilities:
Interest-bearing deposits	1,467,529	1,470,491	(2,962)
Federal funds purchased and Repurchase agreement	4,165	29,395	(25,230)
Total interest expense	1,471,694	1,499,886	(28,192)
Net interest income	$1,447,143	$780,519	$666,624

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

Income Tax Benefit

The Company had no currently taxable income for the years ended December 31, 2007 and 2006.  The Company recorded a deferred tax benefit based on $414,262 on an effective rate of 34% for the year ended December 31, 2006 and a valuation allowance of $982,682 for the year ended December 31, 2007, effectively offsetting the tax benefit recorded in 2006.

Balance Sheet Review

General

At December 31, 2007, total assets were $78,443,677 compared to $24,078,121 at December 31, 2006, for an increase of $54,365,556, or 225.8%.  The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings.  Interest-earning assets comprised approximately 89.9% and 87.0% of total assets at December 31, 2007 and December 31, 2006.  Gross loans totaled $55,288,904, an increase of $50,293,123, or 1,006.7% from $4,995,781 at December 31, 2006.  Investment securities were $15,101,676, an increase of $10,887,170 or 258.3% from $4,214,506 at December 31, 2006.  Investment in overnight federal funds decreased $11,617,000 to $110,000 at December 31, 2007.  During 2007, we moved these funds into higher yielding securities available for sale and loans, and at December 31, 2007, we were in a federal funds purchased (borrowing) position of $3,658,000.  We completed our permanent headquarters on May 14, 2007 and the costs of $1,420,799 included in “building construction in progress” at December 31, 2006 were transferred to “property and equipment”, which totaled $1,633,383, at December 31, 2007.

Deposits totaled $60,279,810 at December 31, 2007, a $52,271,244, or 652.7% increase from $8,008,566 at December 31, 2006. Federal funds purchased were $3,658,000 at December 31, 2007.  No amounts were outstanding at December 31, 2006.  Shareholders’ equity was $12,935,788 and $16,057,221 at December 31, 2007 and December 31, 2006, respectively.

Investments

At December 31, 2007, our available for sale investment securities portfolio was $14,833,432 and represented approximately 18.9% of our total assets. Investments increased $10,618,926 from $4,214,506 at December 31, 2006.  Our portfolio consisted of U.S. government sponsored agencies of $6,888,242 and mortgage-backed agencies of $7,945,190.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2007 were $55,288,904, or 78.4% of interest-earning and 70.5% of total assets, compared to $4,995,781, or 23.9% of interest-earning and 20.7% of total assets at December 31, 2006.

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

The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2007 was as follows:

Three months or less	$5,558,287
Over three through six months	2,737,150
Over six through twelve months	5,090,603
Over twelve months	300,776
Total	$13,686,816

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

Capital Resources

Total shareholders’ equity was $12,935,788 at December 31, 2007 a decrease of $3,121,433 from $16,057,221 at December 31, 2006. Capital surplus increased due to stock compensation expense of $279,514 in 2007. Shareholders’ equity was reduced by our net loss of $3,488,013 for the year ended December 31, 2007. Unrealized gains on investment securities available for sale increased shareholders’ equity by $87,066 during 2007.

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

	2007	2006
	Bank	Bank

Total risk-based capital	15.74%	135.70%
Tier 1 risk-based capital	14.89%	131.25%
Leverage capital	14.38%	65.79%

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

	2007	2006
Return on average assets	(7.22)%	(14.59)%

Return on average equity	(30.62)	(24.94)%

Equity to assets ratio	23.59%	58.49%

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

At December 31, 2007, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4,122,721, or approximately 5.26% of total assets. Our investment securities available for sale at December 31, 2007 amounted to $14,833,432 or approximately 18.91% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2007, $4,247,344 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

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

		After three	After one but
	Within three	But within	within five	After five
December 31, 2007	months	twelve months	years	years	Total

Interest-earning assets:(in thousands)
Federal funds sold	$110	$—	$—	$—	$110
Investment securities	1,030	1,542	7,714	4,816	15,102
Loans	33,835	3,915	16,845	694	55,289
Total interest-earning assets	$34,975	$5,457	$24,559	$5,510	$70,501

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$5,670	$—	$—	$—	$5,670
Money market and savings	24,481	—	—	—	24,481
Time deposits	8,357	14,942	1,918	—	25,217
Federal funds purchased	3,658	—	—	—	3,658
Repurchase agreement	1,395	—	—	—	1,395
Total interest-bearing Liabilities	$43,561	$14,942	$1,918	$—	$60,421

Period gap	$(8,586)	$(9,485)	$22,641	$5,510	$10,080
Cumulative gap	$(8,586)	$(18,071)	$4,570	$10,080	$10,080
Ratio of cumulative gap to total interest-earning assets	(12.18)%	(25.63)%	6.48%	14.30%	14.30%

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

As discussed in Note 1 to the financial statements, the 2007 financial statements have been restated to add a valuation allowance for income taxes.

We were not engaged to examine management’s assertion about the effectiveness of Congaree Bancshares, Inc. and its Subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC
Columbia, South Carolina
March 26, 2009

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,012,721	$448,239
Federal funds sold	110,000	11,727,000

Total cash and cash equivalents	4,122,721	12,175,239

Securities available for sale	14,833,432	4,214,506
Nonmarketable equity securities	268,244	—
Loans receivable	55,288,904	4,995,781
Less allowance for loan losses	552,600	50,000

Loans, net	54,736,304	4,945,781

Premises, furniture and equipment, net	3,960,573	2,150,983
Accrued interest receivable	338,183	78,878
Deferred tax asset	—	414,346
Other assets	184,220	98,388

Total assets	$78,443,677	$24,078,121

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$4,911,717	$723,074
Interest-bearing transaction accounts	5,670,104	686,750
Savings and money market	24,481,389	1,103,901
Time deposits $100,000 and over	13,686,816	2,716,340
Other time deposits	11,529,784	2,778,501

Total deposits	60,279,810	8,008,566

Federal funds purchased	3,658,000	—
Securities sold under agreements to repurchase	1,395,326	—
Accrued interest payable	65,019	12,334
Other liabilities	109,734	—

Total liabilities	65,507,889	8,020,900

Commitments and contingencies (Notes 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at December 31, 2007 and 2006, respectively	17,644	17,644
Capital surplus	17,141,232	16,861,718
Retained deficit	(4,309,992)	(821,979)
Accumulated other comprehensive income (loss)	86,904	(162)

Total shareholders’ equity	12,935,788	16,057,221

Total liabilities and shareholders’ equity	$78,443,677	$24,078,121

 The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

	2007	2006
Interest income:
Loans, including fees	$2,153,450	$59,401
Securities available for sale, taxable	565,520	37,884
Federal funds sold	440,931	143,779

Total	3,159,901	241,064

Interest expense:
Time deposits $100,000 and over	337,699	13,813
Other deposits	1,162,623	18,980
Other borrowings	66,348	62,183

Total	1,566,670	94,976

Net interest income	1,593,231	146,088

Provision for loan losses	502,600	50,000

Net interest income after provision for loan losses	1,090,631	96,088

Noninterest income:
Service charges on deposit accounts	23,087	74
Residential mortgage origination fees	53,580	2,225
Other	25,103	8,969

Total noninterest income	101,770	11,268

Noninterest expenses:
Salaries and employee benefits	2,286,714	593,216
Net occupancy	254,131	50,381
Furniture and equipment	359,877	104,770
Other operating	1,365,430	446,012

Total noninterest expense	4,266,152	1,194,379

Loss before income taxes	(3,073,751)	(1,087,023)

Income tax expense (benefit)	414,262	(414,262)

Net loss	$(3,488,013)	$(672,761)

Loss per share
Basic loss per share	$(1.98)	$(1.50)

Average shares outstanding	1,764,439	449,577

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2007 and 2006

					Accumulated
					other
					comprehensive
	Common Stock		Capital	Retained	income
	Shares	Amount	surplus	deficit	(loss)	Total

Balance, December 31, 2005	10	$1	$99	$(149,218)	$—	$(149,118)

Proceeds from sale of stock	1,764,429	17,643	17,626,647			17,644,290

Costs of stock issuance			(790,252)			(790,252)

Net loss				(672,761)		(672,761

Other comprehensive loss, net of taxes of $83					(162)	(162)

Comprehensive loss						(672,923)

Stock and warrant compensation expense			25,224			25,224

Balance, December 31, 2006	1,764,439	17,644	16,861,718	(821,979)	(162)	16,057,221

Net loss				(3,488,013)		(3,488,013)

Other comprehensive gain, net of taxes of $44,934					87,066	87,066

Comprehensive loss						(3,400,947)

Stock and warrant compensation expense			279,514			279,514

Balance, December 31, 2007	1,764,439	$17,644	$17,141,232	$(4,309,992)	$86,904	$12,935,788

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,488,013)	$(672,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	502,600	50,000
Depreciation and amortization expense	180,726	18,387
Discount accretion and premium amortization	(53,655)	(37,884)
Deferred income taxes	414,262	(414,262)
Stock and warrant compensation expense	279,514	25,224
Increase in accrued interest receivable	(259,305)	(78,878)
Increase in accrued interest payable	52,685	12,334
Decrease (increase) in other assets	(142,003)	(21,119)
Increase (decrease) in other liabilities	109,734	(52,031)

Net cash used by operating activities	(2,403,455)	(1,170,990)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(268,244)	—
Proceeds from maturities/calls of securities available-for-sale	4,205,535	—
Purchases of securities available-for-sale	(14,638,971)	(4,176,784)
Net increase in loans receivable	(50,293,123)	(4,995,781)
Purchase of premises, furniture and equipment	(1,978,830)	(1,799,646)

Net cash used by investing activities	(62,973,633)	(10,972,211)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	4,188,643	723,074
Increase in interest bearing deposits	48,082,601	7,285,492
Increase in federal funds purchased	3,658,000	—
Increase in securities sold under agreements to repurchase	1,395,326	—
Payments on note payable	—	(565,000)
Issuance of common stock, net	—	16,854,038

Net cash provided by financing activities	57,324,570	24,297,604

Net increase (decrease) in cash and cash equivalents	(8,052,518)	12,154,403

Cash and cash equivalents, beginning of period	12,175,239	20,836

Cash and cash equivalents, end of period	$4,122,721	$12,175,239

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

Restatement - The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes.  The Company believes it is more likely than not that it will not be able to realize all of the tax benefits.  The Company has incurred operating losses since inception.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at December 31, 2007.  These financial statements reflect this revision.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 11 - INCOME TAXES

The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes.  The Company believes it is more likely than not that it will not be able to realize all of the tax benefits.  The Company has incurred operating losses since inception.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at December 31, 2007.  These financial statements reflect this revision.

 Income tax expense is summarized as follows:

	Years ended December 31,
	2007	2006
Current portion
Federal	$—	$—
State	(469)	469

Total current	(469)	469

Deferred income taxes	414,731	(414,731)

Income tax (benefit) expense	$414,262	$(414,262)

 The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$119,873	$10,124
Net operating loss carryforward	1,081,789	133,771
Organization and start-up costs	271,794	283,006
Unrealized loss on securities available for sale	—	83
Other	35,503	540

Total deferred tax assets	1,508,959	427,524
Valuation allowance	(1,396,970)	—

Net deferred tax assets	111,989	427,524

Deferred tax liabilities:
Unrealized gain on securities available for sale	44,851	—
Accumulated depreciation	24,695	498
Prepaid expenses	38,611	12,212
Organization costs	48,683	—

Total deferred tax liabilities	156,840	12,710

Net deferred tax asset (liability)	$(44,851)	$414,814

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

 A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2007	2006
Tax expense (benefit) at statutory rate	$(1,045,075)	$(361,012)
Stock compensation expense	95,035	—
Change in valuation allowance	1,396,970	—
Other	(32,668)	(53,250)

Income tax benefit	$414,262	$(414,262)

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

	2007	2006
Net loss per share - basic computation:

Net loss to common shareholders	$(3,488,013)	$(672,761)

Average common shares outstanding - basic	$1,764,439	449,577

Basic loss per share	$(1.98)	$(1.50)

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-weighted assets)	$10,225	15.74%	$4,192	8.00%	$5,240	10.00%
Tier 1 capital (to risk-weighted assets)	9,672	14.89%	2,096	4.00%	3,144	6.00%
Tier 1 capital (to average assets)	9,672	14.38%	2,690	4.00%	3,362	5.00%

December 31, 2006
Total capital (to risk-weighted assets)	$12,575	135.70%	$741	8.00%	$927	10.00%
Tier 1 capital (to risk-weighted assets)	12,161	131.25%	371	4.00%	556	6.00%
Tier 1 capital (to average assets)	12,161	65.79%	739	4.00%	924	5.00%

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

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2007	2006
Assets:
Cash	$531,154	$1,645,199
Premise and equipment	2,710,101	1,837,167
Due from investors	18,440	—
Investment in banking subsidiary	9,705,878	12,574,855

Total assets	$12,965,573	$16,057,221

Liabilities and shareholders’ equity:
Other liabilities	$29,785	$—

Total liabilities	29,785	—

Shareholders’ equity	12,935,788	16,057,221

Total liabilities and shareholders’ equity	$12,965,573	$16,057,221

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Operations

	Years ended December 31,
	2007	2006
Income (including reimbursement from Bank):	$5,950	$648,285
Expenses:
Stock based compensation expense	(279,514)	—
Other expenses	(258,406)	(696,065)
Income (loss) before income taxes and equity in undistributed earnings of banking subsidiary	(531,970)	(47,780)

Income tax benefit	—	—

Equity in undistributed losses of banking subsidiary	(2,956,043)	(624,981)

Net loss	$(3,488,013)	$(672,761)

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,488,013)	$(672,761)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	40,923	—
Equity in undistributed net loss of banking subsidiary	2,956,043	624,981
Reimbursement from Bank	—	(625,142)
Decrease (increase) in other assets	(18,440)	29,937
Increase (decrease) in other liabilities	29,788	(52,031)
Stock and warrant compensation expense	279,514	25,224

Net cash used by operating activities	(200,185)	(669,792)

Cash flows from investing activities:
Purchase of bank stock	—	(12,574,856)
Purchase of premises and equipment	(913,860)	(1,420,027)

Net cash used by investing activities	(913,860)	(13,994,883)

Cash flows from financing activities:
Decrease in borrowings	—	(565,000)
Issuance of common stock, net	—	16,854,038

Net cash provided by financing activities	—	16,289,038

Net increase (decrease) in cash and cash equivalents	(1,114,045)	1,624,363

Cash and cash equivalents, beginning of period	1,645,199	20,836

Cash and cash equivalents, end of period	$531,154	$1,645,199

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  Based on this assessment management believes that as of December 31, 2007, the Company’s internal control over financial reporting was effective except as it relates to accounting for income taxes.  The Company restated its financial statements because it now believes it is more likely than not that it will not be able to realize all of its deferred tax assets in a reasonable period of time.

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

CONGAREE BANCSHARES, INC.

Dated:	March 30, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charlie T. Lovering his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 30, 2009
Thomas Hal Derrick

/s/ Stephen P. Nivens	Senior Vice President, Director	March 30, 2009
Stephen P. Nivens

/s/ David S. Murray, Jr.	Director	March 30, 2009
David S. Murray, Jr.

/s/ E. Daniel Scott	Director	March 30, 2009
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 30, 2009
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 30, 2009
J. Larry Stroud

/s/ John D. Thompson	Director	March 30, 2009
John D. Thompson

/s/ Charlie T. Lovering	Chief Executive Officer Chief Financial Officer, Director	March 30, 2009
Charlie T. Lovering

/s/ Harry Michael White	Director	March 30, 2009
Harry Michael White

/s/ Samuel M. Corley	Director	March 30, 2009
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 30, 2009
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

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