Form 10-Q/A
period 2008-03-31
Congaree Bancshares Inc
filed 2009-03-31
CIK 1353523

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(803) 794-2265

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CONGAREE BANCSHARES, INC.

Restatement

This filing has been amended in Part I, Items 1, 2 and 4 and Part II, Item 6 to restate our consolidated financial statements related to income taxes.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, are restating income taxes.  The Company has determined that it is more likely than not it will not realize all of its net deferred tax assets within a reasonable period of time as of the period ended March 31, 2008 and has restated its financial statements to add a valuation allowance that eliminates the previously recorded deferred tax benefit of $211,761 for the quarter ended March 31, 2008.  All amounts that were affected related to this restatement have been revised accordingly.

CONGAREE BANCSHARES, INC.

PART I — FINANCIAL INFORMATION

 Item 1.   Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$2,372,369	$4,012,721
Federal funds sold	1,961,000	110,000

Total cash and cash equivalents	4,333,369	4,122,721

Securities available-for-sale	13,685,137	14,833,432
Non-marketable equity securities	428,944	268,244
Loans receivable	71,913,580	55,288,904
Less allowance for loan losses	733,251	552,600

Loans, net	71,180,329	54,736,304

Premises, furniture and equipment, net	4,156,238	3,960,573
Accrued interest receivable	349,259	338,183
Other assets	171,082	184,220

Total assets	$94,304,358	$78,443,677

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$7,560,592	$4,911,717
Interest-bearing transaction accounts	4,286,039	5,670,104
Savings and money market	25,058,968	24,481,389
Time deposits $100,000 and over	19,453,286	13,686,816
Other time deposits	20,753,677	11,529,784

Total deposits	77,112,562	60,279,810

Federal funds purchased	—	3,658,000
Federal Home Loan Bank advances	3,000,000	—
Securities sold under agreements to repurchase	1,506,974	1,395,326
Accrued interest payable	120,315	65,019
Other liabilities	62,500	109,734

Total liabilities	$81,802,351	$65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,216,134	17,141,232
Retained deficit	(4,920,821)	(4,309,992)
Accumulated other comprehensive income	189,050	86,904

Total shareholders’ equity	12,502,007	12,935,788

Total liabilities and shareholders’ equity	$94,304,358	$78,443,677

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Operations

 (unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans, including fees	$1,145,427	$197,307
Securities available-for-sale, taxable	188,101	79,831
Federal funds sold	7,526	164,049

Total interest income	1,341,054	441,187
Interest expense:
Time deposits $100,000 and over	181,454	45,872
Other deposits	443,268	125,887
Other borrowings	30,729	1,462

Total interest expense	655,451	173,221

Net interest income	685,603	267,966

Provision for loan losses	187,866	95,500

Net interest income after provision for loan losses	497,737	172,466

Noninterest income:
Service charges on deposit accounts	13,672	750
Residential mortgage origination fees	37,613	9,277
Loss on sale of other real estate owned	(11,545)	—
Gain on sale of securities	71,599	—
Other	18,820	3,542

Total noninterest income	130,159	13,569

Noninterest expense:
Salaries and employee benefits	750,700	451,937
Net occupancy	89,661	21,890
Furniture and equipment	57,366	54,545
Other operating	340,998	173,150

Total noninterest expense	1,238,725	701,522

Loss before income taxes	(610,829)	(515,487)

Income taxes	—	175,067

Net loss	$(610,829)	$(340,420)

Loss per common share
Basic loss per share	$(0.35)	$(0.19)

Average shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

(unaudited)

				Accumulated
				other
	Common stock			comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss)	deficit	Total
December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$(821,979)	$16,057,221

Proceeds from sale of stock	—	—		—	—

Costs of stock issuance

Net loss					(340,420)	(340,420)

Other comprehensive loss, net of taxes of $4,980				9,829		9,829

Comprehensive loss

Stock and warrant compensation expense	—	—	37,632	—	—	37,632

March 31, 2007	1,764,439	$17,644	$16,899,350	$9,667	$(1,162,399)	$15,764,262

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(4,309,992)	$12,935,788

Net loss					(610,829)	(610,829)

Other comprehensive loss, net of taxes of $97,472				102,146		102,146

Comprehensive loss						(508,683)

Stock and warrant compensation expense	—	—	74,902	—	—	74,902

March 31, 2008	1,764,439	$17,644	$17,216,134	$189,050	$(4,920,821)	$12,502,007

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities
Net loss	$(610,829)	$(340,420)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	187,866	95,500
Depreciation and amortization expense	64,541	19,859
Discount accretion and premium amortization	(14,842)	(9,417)
Deferred income tax benefit	—	(170,003)
Stock and warrant compensation expense	74,902	37,632
Increase in accrued interest receivable	(11,076)	(47,203)
Increase in accrued interest payable	55,296	9,599
Gain from sale of securities available-for-sale	(71,599)
Loss on sale of other real estate owned	11,545
Decrease (increase) in other assets	(159,692)	49,360
Increase (decrease) in other liabilities	(47,234)	39,919

Net cash used in operating activities	(521,122)	(315,174)

Cash flow from investing activities
Purchase of non-marketable equity securities	(160,700)	(155,344)
Proceeds from maturities/calls of securities available-for-sale	393,634	—
Proceeds from sale of securities available-for-sale	2,292,342
Purchase of securities available-for-sale	(1,251,622)	(3,131,838)
Net increase in loans receivable	(16,643,436)	(8,200,338)
Purchase of premises, furniture and equipment	(184,848)	(623,611)

Net cash used in investing activities	(15,554,630)	(12,111,131)

Cash flow from financing activities
Increase in noninterest-bearing deposits	2,648,875	1,238,937
Increase in interest-bearing deposits	14,183,877	11,667,672
Repayments of federal funds purchased	(3,658,000)	—
Proceeds from Federal Home Loan Bank advances	3,000,000
Increase in securities sold under agreements to repurchase	111,648	—

Net cash provided by financing activities	16,286,400	12,906,609

Net increase (decrease) in cash and cash equivalents	210,648	480,304

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$4,333,369	$12,655,543

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Condensed Financial Statements

Note 1 — Business and Basis of Presentation

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

Restatement

The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes.  The Company believes it is more likely than not that it will not be able to realize all of the tax benefits.  The Company has incurred operating losses since inception.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at March 31, 2008.  These financial statements reflect this revision.

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

Note 2 — Summary of Significant Accounting Policies

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

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
Net loss per share - basic computation:

Net loss to common shareholders	$(610,829)	$(340,420)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.35)	$(0.19)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Change in unrealized gains on securities available-for-sale	$271,217	$14,809
Reclassification adjustment for gain realized in net income during the period	71,599	—

Net change in unrealized gains on securities	199,618	14,809
Tax effect	(97,472)	(4,980)

Net-of-tax amount	$102,146	$9,829

Note 3 — Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations and cash flows.

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

Results of Operations

Three months ended March 31, 2008 and 2007

General

Our net loss was $610,829 and $340,420 for the quarters ended March 31, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in salaries and benefits and a decrease in our net interest margin in the first quarter of 2008, due to rapid reductions in interest rates by the Federal Reserve.  The increase is also a result of the valuation allowance recorded during the period on our deferred taxes.  An income tax benefit of $175,067 was recorded in the 2007 period.  There was no income tax benefit recorded in the 2008 period.

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

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the quarters ended March 31, 2008 and 2007.

	March 31,	March 31,
	2008	2007
Compensation and benefits	$750,700	$451,937
Occupancy and equipment	147,027	76,435
Data processing and related costs	92,530	23,297
Marketing, advertising and shareholder communications	55,182	39,534
Legal and audit	22,014	13,009
Other professional fees	7,811	12,765
Supplies, postage and telephone	45,006	32,519
Insurance	5,450	11,556
Credit related expenses	28,261	14,822
Courier and armored carrier service	3,093	—
Regulatory fees and FDIC insurance	17,518	282
Other	64,133	25,366

Total noninterest expense	$1,238,725	$701,522

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

Income Tax Benefit

The Company had no currently taxable income for the quarters ended March 31, 2008 and 2007.  The Company recorded an income tax benefit of $175,067 during the three months ended March 31, 2007.  The Company recorded no income taxes during the same period in 2008.

Balance Sheet Review

General

At March 31, 2008, total assets were $94,304,358 compared to $78,443,677 at December 31, 2007, for an increase of $15,860,681, or 20.22%. The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 93.30% and 89.90% of total assets at March 31, 2008 and December 31, 2007, respectively. Gross loans totaled $71,913,580 and investment securities were $14,114,081 at March 31, 2008.

Deposits totaled $77,112,562 at March 31, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at March 31, 2008. Shareholders’ equity was $12,502,007 and $12,935,788 at March 31, 2008 and December 31, 2007, respectively.

CONGAREE BANCSHARES, INC.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2008 were $71,913,580, or 81.7% of interest-earning assets and 76.3% of total assets, compared to $55,288,904, or 78.4% of interest-earning assets and 70.5% of total assets at December 31, 2007.

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

The following table summarizes the composition of our loan portfolio as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Construction and development and land	$8,346,566	11.60%	$8,188,004	14.81%
Commercial	30,677,070	42.66	22,048,484	39.88
Residential mortgages	6,512,800	9.06	3,803,706	6.88
Home equity lines	15,121,311	21.03	12,082,002	21.85

Total real estate	60,657,747	84.35	46,122,196	83.42

Commercial	8,935,179	12.42	7,505,415	13.58
Consumer	2,320,654	3.23	1,661,293	3.00
Gross loans	71,913,580	100%	55,288,904	100%

Less allowance for loan losses	(733,251)		(552,600)

Total loans, net	$71,180,329		$54,736,304

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

	March 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	7,560,592	—%	$4,911,717	—%
Interest-bearing checking	4,286,039	0.86	5,670,104	1.54
Money market	24,533,580	3.64	24,037,611	4.82
Savings	525,388	1.30	443,778	1.84
Time deposits less than $100,000	20,753,676	4.79	11,529,784	5.20
Time deposits $100,000 and over	19,453,287	4.63	13,686,816	5.29

Total	77,112,562	3.83%	$60,279,810	4.78%

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

Capital Resources

Total shareholders’ equity was $12,502,007 at March 31, 2008, a decrease of $433,781 from $12,935,788 at December 31, 2007. The decrease is primarily due to the net loss for the quarter.

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

CONGAREE BANCSHARES, INC.

(Dollars in thousands)

			Adequately Capitalized		Well Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$9,830	11.98%	$6,565	8.00%	$8,206	10.00%
Tier 1 capital to risk weighted assets	$9,097	11.09%	$3,282	4.00%	$4,923	6.00%
Tier 1 capital to average assets	$9,097	11.11%	$3,275	4.00%	$4,094	5.00%

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

At March 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $4,333,369, or approximately 4.60% of total assets. Our investment securities available for sale at March 31, 2008 amounted to $13,685,137, or approximately 14.51% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2008, $5,851,000 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

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

CONGAREE BANCSHARES, INC.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of March 31, 2008 except for accounting for income taxes.  The Company restated its financial statements because it now believes it is more likely than not that it will not be able to realize all of its deferred tax assets in a reasonable period of time.  There have been no other significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32           Section 1350 Certifications.

CONGAREE BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.