Form 10-Q/A
period 2008-06-30
Congaree Bancshares Inc
filed 2009-03-31
CIK 1353523

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

CONGAREE BANCSHARES, INC.

Restatement

This filing has been amended in Part I, Items 1, 2 and 4 and Part II, Item 6 to restate our consolidated financial statements related to income taxes.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, are restating income taxes.  The Company has determined that it is more likely than not it will not realize all of its net deferred tax assets within a reasonable period of time as of the period ended June 30, 2008 and has restated its financial statements to add a valuation allowance that eliminates the previously recorded deferred tax benefit of $284,878 for the quarter ended June 30, 2008.  All amounts that were affected related to this restatement have been revised accordingly.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$2,981,842	$4,012,721
Federal funds sold	692,000	110,000
Total cash and cash equivalents	3,673,842	4,122,721

Securities available-for-sale	13,590,610	14,833,432
Non-marketable equity securities	530,944	268,244
Loans receivable	89,033,785	55,288,904
Less allowance for loan losses	1,148,053	552,600
Loans, net	87,885,732	54,736,304

Premises, furniture and equipment, net	4,196,541	3,960,573
Accrued interest receivable	422,465	338,183
Other assets	142,703	184,220
Total assets	$110,442,837	$78,443,677

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$8,929,651	$4,911,717
Interest-bearing transaction accounts	4,893,591	5,670,104
Savings and money market	22,035,652	24,481,389
Time deposits $100,000 and over	25,251,382	13,686,816
Other time deposits	32,741,885	11,529,784
Total deposits	93,852,161	60,279,810

Federal funds purchased	935,000	3,658,000
Federal Home Loan Bank advances	3,000,000	—
Securities sold under agreements to repurchase	966,312	1,395,326
Accrued interest payable	192,370	65,019
Other liabilities	17,952	109,734
Total liabilities	$98,963,795	$65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,291,034	17,141,232
Retained deficit	(5,833,308)	(4,309,992)
Accumulated other comprehensive income	3,672	86,904

Total shareholders’ equity	11,479,042	12,935,788

Total liabilities and shareholders’ equity	$110,442,837	$78,443,677

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$2,428,928	$586,614	1,283,501	389,307
Securities available for sale, taxable	365,391	198,006	177,290	118,175
Federal funds sold and other	17,287	296,022	9,761	131,973

Total	2,811,606	1,080,642	1,470,552	639,455

Interest expense:
Time deposits $100,000 and over	390,018	109,541	208,564	63,669
Other deposits	913,694	374,724	470,426	248,837
Other borrowings	49,776	1,462	19,047	—

Total	1,353,488	485,727	698,037	312,506

Net interest income	1,458,118	594,915	772,515	326,949

Provision for loan losses	602,668	238,000	414,802	142,500

Net interest income after provision for loan losses	855,450	356,915	357,713	184,449

Noninterest income:
Service charges on deposit accounts	35,387	2,759	21,715	2,009
Residential mortgage origination fees	82,505	22,204	44,892	12,927
Loss on sale of other assets	(11,545)	—	—	—
Gain on sale of securities	71,599	—	—	—
Other	46,706	3,664	27,886	122

Total noninterest income	224,652	28,627	94,493	15,058

Noninterest expenses:
Salaries and employee benefits	1,566,655	1,067,844	815,955	615,907
Net occupancy	171,688	62,744	82,027	40,854
Furniture and equipment	113,659	169,061	56,293	114,516
Other operating	751,416	523,271	410,418	350,121

Total noninterest expense	2,603,418	1,822,920	1,364,693	1,121,398

Loss before income taxes	(1,523,316)	(1,437,378)	(912,487)	(921,891)
Income tax benefit	—	(492,618)	—	(317,551)

Net loss	$(1,523,316)	$(944,760)	$(912,487)	$(604,340)

Losses per share
Basic loss per share	$(0.86)	$(.54)	$(.52)	$(.34)

Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common stock			Accumulated other comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss)	deficit	Total

December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$(821,979)	$16,057,221
Proceeds from sale of stock	—	—		—	—

Costs of stock issuance

Net loss					(944,760)	(944,760)

Other comprehensive loss, net of taxes of				(116,978)		(116,978)

Comprehensive loss						(1,061,738)

Stock and warrant compensation expense	—	—	133,962	—	—	133,962

June 30, 2007	1,764,439	$17,644	$16,995,680	$(117,140)	$(1,766,739)	$15,129,445

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(4,309,992)	$12,935,788

Net loss					(1,523,316)	(1,523,316)

Other comprehensive loss, net of taxes $1,892				(83,232)		(83,232)

Comprehensive loss						(1,606,548)

Stock and warrant compensation expense			149,802			149,802

June 30, 2008	1,764,439	$17,644	$17,291,034	$3,672	$(5,833,308)	$11,479,042

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities
Net loss	$(1,523,316)	$(944,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	602,668	238,000
Depreciation and amortization expense	125,537	47,379
Discount accretion and premium amortization	(24,291)	(22,217)
Deferred income tax benefit	—	(492,618)
Stock and warrant compensation expense	149,802	133,962
Increase in accrued interest receivable	(84,282)	(94,192)
Increase in accrued interest payable	127,351	25,628
Gain from sale of securities available-for-sale	(71,599)
Loss on sale of other assets	11,545
Decrease (increase) in other assets	84,394	61,107
Increase (decrease) in other liabilities	(91,782)	50,037
Net cash used in operating activities	(693,973)	(997,674)

Cash flow from investing activities
Purchase of non-marketable equity securities	(262,700)	(6,349,793)
Proceeds from maturities/calls of securities available-for-sale	1,185,484	—
Proceeds from sales of securities available-for-sale	2,292,342
Purchase of securities available-for-sale	(2,265,133)
Net increase in loans receivable	(33,763,731)	(22,480,957)
Purchase of premises, furniture and equipment	(361,505)	(1,691,215)
Net cash used in investing activities	(33,175,243)	(30,521,965)

Cash flow from financing activities
Increase in noninterest-bearing deposits	4,017,934	4,425,786
Increase in interest-bearing deposits	29,554,417	25,942,506
Decrease in federal funds purchased	(2,723,000)	—
Proceeds from Federal Home Loan Bank advances	3,000,000	—

Decrease in securities sold under agreements to repurchase	(429,014)	—

Net cash provided by financing activities	33,420,337	30,368,292

Net increase (decrease) in cash and cash equivalents	(448,879)	(1,151,347)

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$3,673,842	$11,023,892

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

Restatement

The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes.  The Company believes it is more likely than not that it will not be able to realize all of the tax benefits.  The Company has incurred operating losses since inception.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at June 30, 2008.  These financial statements reflect this revision.

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

	For the Six months ended June 30, 2008	For the Three months ended June 30, 2008
Net loss per share – basic computation:

Net loss to common shareholders	$(1,523,316)	$(912,487)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(0.86)	$(0.52)

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

The change in the components of other comprehensive income and related tax effects are as follows for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Change in unrealized gains (losses)on securities available-for-sale	$(54,510)	$(177,323)
Reclassification adjustment for gain realized in net income during the	(71,599)	—
Net change in unrealized gains on securities	(126,109)	(177,323)
Tax effect	42,877	60,345
Net-of-tax amount	$(83,232)	$(116,978)

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “ The Meaning of  Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

Results of Operations

General

Six and Three months ended June 30, 2008 and 2007

Our net loss was $1,523,316 and $944,760 for the six months ended June 30, 2008 and 2007, respectively.  The increase in net loss is primarily due to an increase in the reserve for loan losses in the first quarter due to the classification of certain loans as substandard.  In addition, an income tax benefit of $492,618 was recorded in the 2007 period.  There was no income tax benefit recorded in the 2008 period.

Our net loss was $912,487 and $604,340 for the three months ended June 30, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in compensation and benefits related to staff additions associated with the Bank’s growth, performance raises, and increases in Bank paid employee health care and other insurance costs.  In addition, an income tax benefit of $317,551 was recorded in the 2007 period.  There was no income tax benefit recorded in the 2008 period.

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

Income Tax Benefit

The Company had no currently taxable income for the six months and three months ended June 30, 2008 and 2007.  An income tax benefit was recorded in the 2007 periods based on an effective rate of 34%.  There was no income tax benefit recorded in the 2008 periods.

Balance Sheet Review

General

At June 30, 2008, total assets were $110,442,837 compared to $78,443,677 at December 31, 2007, representing an increase of $31,999,160, or 40.8%.  The increase in assets resulted from volume increases in our loan portfolio and related increases in our funding sources of deposits and other borrowings.  Interest-earning assets comprised approximately 94.03% and 89.41% of total assets at June 30, 2008 and December 31, 2007, respectively.  Gross loans totaled $89,033,785 and investment securities were $14,121,554 at June 30, 2008.

Deposits totaled $93,852,161 at June 30, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at June 30, 2008.  Shareholders’ equity was $11,479,042 and $12,935,788 at June 30, 2008 and December 31, 2007, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2008 were $89,033,785, or 86.69% of interest-earning assets and 80.62% of total assets, compared to $55,288,904, or 79.04% of interest-earning assets and 70.48% of total assets at December 31, 2007.

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

Capital Resources

Total shareholders’ equity was $11,479,042 at June 30, 2008, a decrease of $1,456,746 from $12,935,788 at December 31, 2007. The decrease is primarily due to the net loss for the six months of $1,523,316.  In addition, equity decreased as a result of the change in unrealized losses on securities of $83,232.  Equity increased $149,802 as a result of stock based compensation.

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

The following table sets forth the holding company and the bank capital ratios at June 30, 2008. For all periods, the bank was considered “adequately capitalized”.

(Dollars in thousands)

	Actual		Adequately Capitalized Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$9,499	9.89%	$7,687	8.00%	$9,608	10.00%
Tier 1 capital to risk weighted assets	$8,351	8.69%	$3,843	4.00%	$5,765	6.00%
Tier 1 capital to average assets	$8,351	8.46%	$3,950	4.00%	$4,938	5.00%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

CONGAREE BANCSHARES, INC.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of June 30, 2008 except for accounting for income taxes.  The Company restated its financial statements because it now believes it is more likely than not that it will not be able to realize all of its deferred tax assets in a reasonable period of time.  There have been no other significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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