Form 10-Q/A
period 2008-09-30
Congaree Bancshares Inc
filed 2009-03-31
CIK 1353523

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

CONGAREE BANCSHARES, INC.

Restatement

This filing has been amended in Part I, Items 1, 2 and 4 and Part II, Item 6 to restate our consolidated financial statements related to income taxes.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, are restating income taxes.  The Company has determined that it is more likely than not it will not realize all of its net deferred tax assets within a reasonable period of time as of the period ended September 30, 2008 and has restated its financial statements to add a valuation allowance that eliminates the previously recorded deferred tax benefit of $253,705 for the quarter ended September 30, 2008.  All amounts that were affected related to this restatement have been revised accordingly.

CONGAREE BANCSHARES, INC.

PART I – FINANCIAL INFORMATION

  Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets:
Cash and due from banks	$3,038,698	$4,012,721
Federal funds sold	2,285,000	110,000

Total cash and cash equivalents	5,323,698	4,122,721

Securities available-for-sale	13,888,105	14,833,432
Non-marketable equity securities	530,944	268,244
Loans receivable	105,766,360	55,288,904
Less allowance for loan losses	1,327,809	552,600

Loans, net	104,438,551	54,736,304

Premises, furniture and equipment, net	4,167,935	3,960,573
Accrued interest receivable	416,765	338,183
Other assets	547,490	184,220

Total assets	$129,313,488	$78,443,677

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,382,611	$4,911,717
Interest-bearing transaction accounts	4,481,273	5,670,104
Savings and money market	23,599,561	24,481,389
Time deposits $100,000 and over	34,213,818	13,686,816
Other time deposits	41,801,864	11,529,784

Total deposits	114,479,127	60,279,810

Federal funds purchased	—	3,658,000
Federal Home Loan Bank advances	3,000,000	—
Securities sold under agreements to repurchase	527,717	1,395,326
Accrued interest payable	260,308	65,019
Other liabilities	142,884	109,734

Total liabilities	118,410,036	65,507,889

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,363,653	17,141,232
Retained deficit	(6,517,549)	(4,309,992)
Accumulated other comprehensive income	39,704	86,904

Total shareholders’ equity	10,903,452	12,935,788

Total liabilities and shareholders’ equity	$129,313,488	$78,443,677

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$3,940,726	$1,244,467	$1,511,798	$657,853
Securities available-for-sale, taxable	557,767	368,901	192,376	170,895
Federal funds sold and other	27,951	408,328	10,665	112,306

Total	4,526,444	2,021,696	1,714,839	941,054

Interest expense:
Time deposits $100,000 and over	690,680	195,675	300,662	86,134
Other deposits	1,413,985	743,396	500,291	379,529
Other borrowings	81,690	36,066	31,914	23,748

Total	2,186,355	975,137	832,867	489,411

Net interest income	2,340,089	1,046,559	881,972	451,643
Provision for loan losses	945,403	327,000	342,735	89,000

Net interest income after provision for loan losses	1,394,686	719,559	539,237	362,643

Noninterest income:
Service charges on deposit accounts	63,951	14,261	28,564	11,502
Residential mortgage origination fees	125,629	30,412	43,124	8,208
Loss on sale of other assets	(11,545)	—	—	—
Gain on sale of securities	71,599	—	—	—
Other	65,602	10,514	18,896	6,850

Total noninterest income	315,236	55,187	90,584	26,560

Noninterest expenses:
Salaries and employee benefits	2,362,893	1,631,890	796,238	644,156
Net occupancy	275,793	93,991	104,105	31,247
Furniture and equipment	167,417	259,481	53,758	90,420
Other operating	1,111,376	886,650	359,958	283,269

Total noninterest expenses	3,917,479	2,872,012	1,314,059	1,049,092

Loss before income taxes	(2,207,557)	(2,097,266)	(684,238)	(659,889)
Income tax benefit	—	(669,517)	—	(176,899)

Net loss	$(2,207,557)	$(1,427,749)	$(684,238)	$(482,990)

Losses per share
Basic loss per share	$(1.25)	$(.81)	$(.39)	$(.27)

Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Shareholders’ Equity

(unaudited)

				Accumulated
				other
	Common Stock			comprehensive	Retained
	Shares	Amount	Capital Surplus	income (loss	deficit	Total

December 31, 2006	1,764,439	$17,644	$16,861,718	$(162)	$(821,979)	$16,057,221
Net loss					(1,427,749)	(1,427,749)
Other comprehensive loss, net of taxes of $60,345				(5,602)		(5,602)

Comprehensive loss						(1,433,351)

Stock and warrant compensation expense	—	—	230,290	—	—	230,290

September 30, 2007	1,764,439	$17,644	$17,092,008	$(5,764)	$(2,249,728)	$14,854,160

December 31, 2007	1,764,439	$17,644	$17,141,232	$86,904	$(4,309,992)	$12,935,788
Net loss					(2,207,557)	(2,207,557)
Other comprehensive loss, net of taxes of $20,454				(47,200)		(47,200)

Comprehensive loss						(2,254,757)

Stock and warrant compensation expense	—	—	222,421	—	—	222,421

September 30, 2008	1,764,439	$17,644	$17,363,653	$39,704	$(6,517,549)	$10,903,452

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities
Net loss	$(2,207,557)	$(1,427,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	945,403	327,000
Depreciation and amortization expense	190,478	88,839
Discount accretion and premium amortization	(43,163)	(38,634)
Deferred income tax benefit	—	(672,402)
Stock and warrant compensation expense	222,421	230,290
Increase in accrued interest receivable	(78,582)	(179,212)
Increase in accrued interest payable	195,289	40,029
Gain from sale of securities available-for-sale	(71,599)	—
Loss on sale of other real estate owned	11,545	—
Decrease (increase) in other assets	(261,123)	44,279
Increase in other liabilities	33,150	46,872

Net cash used in operating activities	(1,063,738)	(1,540,688)

Cash flow from investing activities
Purchase of non-marketable equity securities	(262,700)	(155,344)
Proceeds from maturities/calls of securities available-for-sale	1,971,365	—
Proceeds from sales of securities available-for-sale	2,292,342	—
Purchase of securities available-for-sale	(3,275,133)	(9,894,918)
Net increase in loans receivable	(50,659,195)	(32,672,156)
Purchase of premises, furniture and equipment	(475,672)	(1,628,052)

Net cash used in investing activities	(50,408,993)	(44,350,470)

Cash flow from financing activities
Increase in noninterest-bearing deposits	5,470,894	3,263,580
Increase in interest-bearing deposits	48,728,423	36,624,784
Decrease in federal funds purchased	(3,658,000)	—
Proceeds from Federal Home Loan Bank advances	3,000,000	—
Increase (decrease) in securities sold under agreements to repurchase	(867,609)	2,460,832

Net cash provided by financing activities	52,673,708	42,349,196

Net increase (decrease) in cash and cash equivalents	1,200,977	(3,541,962)

Cash and cash equivalents at beginning of the period	4,122,721	12,175,239

Cash and cash equivalents at end of the period	$5,323,698	$8,633,277

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

Restatement

The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes. The Company believes it is more likely than not that it will not be able to realize all of the tax benefits. The Company has incurred operating losses since inception. The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at September 30, 2008. These financial statements have been updated to reflect this revision.

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

	For the Nine	For the Three
	months ended	months ended
	September 30, 2008	September 30, 2008

Net loss per share - basic computation:

Net loss to common shareholders	$(2,207,557)	$(430,533)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic loss per share	$(1.25)	$(0.24)

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

Results of Operations

General

Nine and Three months ended September 30, 2008 and 2007

Our net loss was $2,207,557 and $1,427,749 for the nine months ended September 30, 2008 and 2007, respectively. The increase in net loss is primarily due to an increase in the provision for loan losses and increase in noninterest expenses.  In addition, an income tax benefit of $669,517 was recorded in the 2007 period.  There was no income tax benefit recorded in the 2008 period.

Our net loss was $684,238 and $482,990 for the three months ended September 30, 2008 and 2007, respectively. The decrease in net loss is primarily due to an increase in net interest income.  In addition, an income tax benefit of $176,899 was recorded in the 2007 period.  The was no income tax benefit recorded in the 2008 period.

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

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine months and three months ended September 30, 2008 and 2007.

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation and benefits	$2,362,893	$1,631,890	$796,238	$564,046
Occupancy and equipment	443,210	353,472	157,863	121,667

Data processing and related costs	258,563	67,503	85,960	39,990
Marketing, advertising and Sharholder communications	136,372	330,259	(5,142)	93,059
Legal and audit	201,651	100,946	44,599	82,037
Supplies, postage and telephone	137,816	139,393	39,801	45,661
Insurance	30,861	30,709	9,051	11,639
Credit related expenses	96,483	50,186	39,820	(11,210)
Courier and armored carrier service	11,046	540	5,363	84
Regulatory fees and FDIC insurance	66,963	22,516	27,470	11,761
Other	171,621	144,598	113,036	90,358

Total noninterest expense	$3,917,479	$2,872,012	$1,314,059	$1,049,092

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

Income Tax Benefit

The Company had no currently taxable income for the nine months and three months ended September 30, 2008 and 2007.  The Company recorded an income tax benefit in the 2007 periods based on an effective tax rate of 34%.  There were no income taxes recorded in the 2008 periods.

Balance Sheet Review

General

At September 30, 2008, total assets were $129,313,488, compared to $78,443,677 at December 31, 2007, representing an increase of $50,869,811, or 64.85%. The increase in assets resulted from volume increases in our loan portfolio and related increases in our funding sources of deposits and other borrowings. Interest-earning assets comprised approximately 94.71% and 89.91% of total assets at September 30, 2008 and December 31, 2007, respectively. Gross loans totaled $105,766,360 and investment securities were $14,419,049 at September 30, 2008.

Deposits totaled $114,479,127 at September 30, 2008 and $60,279,810 at December 31, 2007. Federal Home Loan Bank Advances were $3,000,000 at September 30, 2008. Shareholders’ equity was $10,903,452 and $12,935,788 at September 30, 2008 and December 31, 2007, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2008 were $105,766,360, or 87.31%, of interest-earning assets and 81.79% of total assets, compared to $55,288,904, or 79.04%, of interest-earning assets and 70.48% of total assets at December 31, 2007.

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

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of the period	$552,600	$50,000
Provision for loan losses	945,403	327,000
Loans charged-off	(170,194)	—
Recoveries of loans previously charged-off	—	—

Balance at end of the period	$1,327,809	$377,000

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

	September 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$10,382,611	—%	$4,911,717	—%
Interest-bearing checking	4,481,273	0.83	5,670,104	1.54
Money market	22,985,169	3.04	24,037,611	4.82
Savings	614,392	1.02	443,778	1.84
Time deposits less than $100,000	41,801,864	4.21	11,529,784	5.20
Time deposits $100,000 and over	34,213,818	4.10	13,686,816	5.29

Totals	$114,479,127	3.61	$60,279,810	4.78

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

Capital Resources

Total shareholders’ equity was $10,903,452 at September 30, 2008, a decrease of $2,032,336 from $12,935,788 at December 31, 2007. The decrease is primarily due to the net loss for the nine months of $2,207,557. In addition, equity decreased as a result of the change in unrealized losses on securities of $47,200. Equity increased $222,421 as a result of stock based compensation.

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

The following table sets forth the bank capital ratios at September 30, 2008. For all periods, the bank was considered “adequately capitalized”.

	(Dollars in thousands)		Adequately Capitalized		Well Capitalized
	Actual		Requirement		Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$9,106	8.36%	$8,712	8.00%	$10,891	10.00%
Tier 1 capital to risk weighted assets	$7,778	7.14%	$4,356	4.00%	$6,534	6.00%
Tier 1 capital to average assets	$7,778	6.73%	$4,622	4.00%	$5,778	5.00%

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

CONGAREE BANCSHARES, INC.

At September 30, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5,323,698, or approximately 4.12% of total assets. Our investment securities available for sale at September 30, 2008 amounted to $13,888,105, or approximately 10.74% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2008, $7,258,828 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of September 30, 2008 except for income taxes.  The Company restated its financial statements because it now believes it is more likely than not that it will not be able to realize all of its deferred tax assets in a reasonable period of time.  There have been no other significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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