Form 10-K
period 2008-12-31
Congaree Bancshares Inc
filed 2009-03-31
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-52592

Congaree Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

South Carolina	20-1734180
(State of Incorporation)	(I.R.S. Employer Identification No.)

1201 Knox Abbott Drive, Cayce, SC	29033
(Address of principal executive offices)	(Zip Code)

(803) 794-2265

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	None.

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                            No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐                            No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  Yes ☒                            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No  ☒

The estimated aggregate market value of the Common Stock held by non-affiliates of the Company on June 30, 2008 was $14,839,040.  This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last several trades of which management is aware prior to this date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2009
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 2009   Part III (Items 10-13, 14)

Part I

Item 1.  Business

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

General

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized in November 2005 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”).  The Bank opened for business on October 16, 2006.  The Bank currently maintains a main office at 1201 Knox Abbott Drive, Cayce, South Carolina. We also have a second office located at 2023 Sunset Boulevard, West Columbia, South Carolina.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2008, our consolidated total assets were $132,004,104 our consolidated total loans were $107,547,656, our consolidated total deposits were $118,534,560, and our total shareholders’ equity was approximately $10,063,099.

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

Our primary service area has also experienced solid population growth.  Since 1950, the population in Lexington County has increased over 380%.  Based on U.S. Census data, West Columbia is the largest city in Lexington County with approximately 13,000 residents in 2000, representing a growth rate of approximately 23% from 1990 to 2000.  This significantly outpaced the rates of population growth of the State of South Carolina and the United States during this period which were approximately 15% and 13%, respectively.  Lexington County shared similar population growth.  From 1990 to 2000, Lexington County’s growth rate of approximately 29% ranked in the top five of all counties in South Carolina.  Together, Lexington and Richland Counties had a population of over 536,000 as of the 2000 census, which is expected to increase to approximately 600,000 by 2010, or 12%.  Within a 15 mile radius of our proposed main bank, the population grew at a rate of approximately 14% between 1990 and 2000.  We believe that the demographic factors in Lexington and Richland Counties make it a desirable market in which to grow our Bank. As of June 30, 2008, the Bank maintained a 3.50% deposit market share in Lexington County.

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

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  The Bank’s loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee.  The Bank does not make any loans to any director of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.  The Bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.  The Bank sells residential mortgage loans that it originates in the secondary market.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  Our allowance for loan losses is approximately 1.57% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data.  Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2008, loans secured by first or second mortgages on real estate made up approximately $75,599,845, or 70.3% of our loan portfolio. These loans will generally fall into one of two categories: real estate — mortgage and real estate — construction.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The Bank will generally charge an origination fee for each loan.

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

•                  Residential Real Estate Loans.  At December 31, 2008, our individual residential real estate loans ranged in size from $65,000 to $875,000, with an average loan size of approximately $240.000.  These loans generally have longer terms of up to 30 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank.  At December 31, 2008, residential real estate loans (other than construction loans) totaled $46,060,422, or 42.8% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2008, our individual commercial real estate loans ranged in size from $30,000 to $1,400,000, with an average loan size of approximately $295,000.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2008, commercial real estate loans (other than construction loans) totaled $29,539,423, or 27.5% of our loan portfolio.

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2008, total construction loans amounted to $17,150,969, or 15.9% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.  At December 31, 2008, commercial loans amounted to $11,870,971, or 11.0% of our loan portfolio.

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

We also offer home equity loans.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property. At December 31, 2008, individual home equity lines of credit, which are secured by real estate, amounted to $25,414,399, or 23.6% of our loan portfolio. Consumer loans which are not secured by real estate amounted to $2,925,871, or 2.7% of our loan portfolio.

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

Other Banking Services

We offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and traveler’s checks.  The Bank is associated with the Intercept Switch, Pulse, MasterCard, Cirrus and Plus ATM networks that may be used by the Bank’s customers throughout the country.  We believe that by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs.  We also offer a debit card and credit card services through a correspondent bank as an agent for the Bank.  We anticipate that the Bank eventually may offer other bank services including, lines of credit, 24-hour telephone banking, and online banking.  We do not expect the Bank to exercise trust powers during its initial years of operation.

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

Employees

As of December 31, 2008, we had 38 full-time employees and 4 part-time employees.

SUPERVISION AND REGULATION

Both Congaree Bancshares, Inc. and Congaree State Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

On January 9, 2009, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series S Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) for an aggregate purchase price of $3,285,000 million in cash.  The CPP Warrant was immediately exercised.

The Series A Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series B Preferred Stock will qualify as Tier 1 capital and will be entitled to cumulative dividends at a rate of 9% per annum.  We must consult with the Commission before we may redeem the Series A and Series B Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.  Please see the Form 8-K we filed with the SEC on January 12, 2009, for additional information about the Series A Preferred Stock and the CPP Warrant.

EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  We will participate in the TAGP and have not opted out of the DGP.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants, which includes programs under TARP such as the CPP in which we participate.

Congaree Bancshares, Inc.

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

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so.  If the Bank were to become “under-capitalized” (see below “Congaree State Bank—Prompt Corrective Action”), we would be required to provide a guarantee of the Bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “Congaree State Bank - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Congaree State Bank— Dividends.”  We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Congaree State Bank

The Bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

As of December 31, 2008, the Bank was deemed to be “adequately capitalized.” After receiving $3,285,000 under the TARP CPP on January 9, 2009, the Company subsequently made an investment of $3,000,000 in the Bank which was then considered “well capitalized.”

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

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution’s reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be higher than in previous periods.  However, we are not currently able to accurately determine the amount of additional cost.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

•                  The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

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

Item 1A.  Risk Factors.

We expect to incur losses for at least our first three years, and there is a risk we may never become profitable.

Our Bank is a de novo bank that began operations in October 2006.  As is typical with most new banks, we incurred substantial start-up expenses and are still operating with an accumulated deficit.  In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money.  This will take time.  Our future profitability is dependent on numerous factors including the success of the economy of the community and favorable government regulation.  While the economy in this area has been strong in recent years, the economic downturn in the area could hurt our business.  We are also a highly regulated institution.  Our ability to grow and achieve profitability may be adversely affected by state and federal regulations that limit a bank’s right to make loans, purchase securities, and pay dividends.  Although we expect to become profitable in our third year, there is a risk that a deterioration of the local economy or adverse government regulation and other factors could affect our plans.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2008, we had $6,626,872 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital.  At December 31, 2008, we had $2,458,814 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Changes in interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Approximately 56.45% of our loans were variable rate loans at December 31, 2008, which means that our interest income will generally decrease in lower interest rate environments and rise in higher interest rate environments.  Our net interest income will be adversely affected if market interest rates change such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our loan losses could exceed our allowance for loan losses.  Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate.  Approximately 39.82% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered riskier than residential mortgage loans.  Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off.  Regardless of the underwriting criteria used, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing during 2009.  As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program, have been adopted. Furthermore, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions.  Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.  On January 9, 2009, we entered into the CPP Purchase Agreement with the Treasury providing for our issuance of the Series A Preferred Stock and the CPP Warrant to the Treasury.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We opted to participate in the TAGP and did not opt out of the DGP.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by TARP participants, which includes programs under TARP such as the Capital Purchase Program in which we participate.

There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank.  As of March 31, 2009, our borrowing capacity with the Federal Home Loan Bank was $13,170,000 of which $10,170,000 is available.  As of March 31, 2009, our borrowing capacity through the Federal Reserve Bank’s discount window was $0.  If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

As a result of the operating losses we have experienced, for the year ended December 31, 2008, the Bank was considered “adequately capitalized.” After receiving $3,285,000 under the TARP CPP on January 9, 2009, the Bank was deemed to be “well capitalized.”  If were to fall below the “well-capitalized” level in the future, we would be required, among other things, to obtain the approval of the FDIC before participating further in the brokered deposit market, which could materially adversely affect our business, financial condition and results of operations.  Because of our participation in the Treasury Department’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Because of our participation in the Treasury Department’s Capital Purchase Program, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the CPP Purchase Agreement between us and the Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds the equity issued pursuant to the CPP Purchase Agreement, including the common stock which may be issued pursuant to the CPP Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock that we sold to the U.S. Treasury pursuant to the Capital Purchase Program.

Legislation that has been adopted after we closed on our sale of Series A and Series B Preferred Stock to the Treasury for approximately $3.3 million pursuant to the CPP on January 9, 2009, or any legislation or regulations that may be implemented in the future, may have a material impact on the terms of our CPP transaction with the Treasury.   If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock that we sold to the Treasury pursuant to the CPP.  If we were to repurchase all or a portion of such preferred stock, then our capital levels could be materially reduced.

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and the Treasury provides that prior to January 9, 2012, unless we have redeemed the Series A Preferred Stock and Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock or Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock.  The purchase agreement further provides that prior to January 9, 2019, unless we have redeemed the Series A Preferred Stock and Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock or Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement.  These restrictions could have a negative effect on the value of our common stock.

A prolonged economic downturn, especially one affecting the Lexington and Richland County areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Lexington and Richland Counties.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  A prolonged economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented 87.7% of our interest income for the year ended December 31, 2008.  If the current economic downturn in the economy as a whole, or especially in the Lexington or Richland County area, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A prolonged economic downturn could, therefore, result in losses that materially and adversely affect our business.

We are exposed to changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On September 7, 2008, the U.S. Treasury Department announced that Fannie Mae (along with Freddie Mac) has been placed into conservatorship under the control of the newly created Federal Housing Finance Agency.  On October 3, 2008, EESA was signed into law, and on October 14, 2008 the U.S. Treasury Department announced its Capital Purchase Program under EESA.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities” below.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $67,246 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase.  In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our Bank.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small and medium-sized business.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition and results of operations may be adversely affected.

We expect that a significant portion of our loan portfolio will be secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, 86.9% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Charlie T. Lovering, our chief executive officer, has extensive and long-standing ties within our primary service areas and provides us with an important medium through which to market our products and services.  If we lose the services of Mr. Lovering, he could be difficult to replace and our business and development could be materially and adversely affected.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ended December 31, 2009, our independent registered public accounting firm will be required to attest to our internal control over financial reporting, in addition to our management’s assessment.   We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

If we are unable to receive a positive attestation from our independent registered public accounting firm for the year ending December 31, 2009 then we could be subject to scrutiny by regulatory authorities, the trading price of our common stock could decline and our ability to obtain any necessary equity or debt financing could suffer.

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

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued operations, including any additional growth, we may need to raise additional capital.  In addition, we intend to redeem the Series A Preferred Stock that we issued to the Treasury under the CPP before the dividends on the Series A Preferred Stock increase from 5% per annum to 9% per annum in 2014, as we may need to raise additional capital to do so.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

There is currently no established market for our common stock.  We do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.  We have a sponsoring broker-dealer to match buy and sell orders for our common stock which is listed on the OTC Bulletin Board.  However, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market in our common stock.  For these reasons, we do not expect a liquid market for our common stock to develop for several years, if at all.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our Sunset office, which opened in January, 2008 is located at the intersection of Sunset Boulevard and Kim Street approximately one mile east of the Lexington Medical Center.  Our address is 2023 Sunset Boulevard, West Columbia, South Carolina 29169.  The building is approximately 4,100 square feet on a site that is approximately 1.5 acres in size and is a full service banking facility with 3 drive-thru lanes and a drive-thru ATM.  The Sunset office is subject to a 15 year lease, with the option to extend the lease for two consecutive renewal terms of five years each.

We also occupy another branch and administration office located at 1201 Knox Abbot Drive, Cayce, South Carolina.  This building is approximately 7,500 square feet in administration area and approximately 2,100 square feet branch office with a drive in facility.

On December 30, 2008, we sold our property at 1201 12th Street, Cayce, South Carolina to 12 Street LLC for $500,000.  This property was comprised of five tenant office rental spaces of approximately 5,764 square feet.  The Bank subsequently entered into a fifteen year lease with the option to extend the lease for two consecutive renewal terms of five years each.  The Bank occupies 2,000 square feet for executive and accounting offices and leases 3,764 square feet to other tenants.

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

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are currently quoted on the OTC Bulletin Board under the symbol “CNRB.” Although we are quoted on the OTC Bulletin Board, the trading markets on the OTC Bulletin Board lack the depth, liquidity, and orderliness necessary to maintain a liquid market.  We have no current plans to seek listing on any stock exchange, and we do not expect to qualify for listing on NASDAQ or any other exchange for at least several years.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions

Trading and quotations of the common stock have been limited and sporadic.  Management is not aware of the prices at which all shares of stock have been traded.  The only trades of which the Company is aware were $10.00 per share.

As of March 1, 2009, there were 1,764,439 shares of common stock outstanding held by approximately 1,838 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006.  The price per share in our initial public offering was $10.00.

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

In addition, on January 9, 2009, as part of the Capital Purchase Program established by the Treasury under the EESA, we entered into the CPP Purchase Agreement with Treasury, pursuant to which we issued and sold to Treasury (i) 3,285 shares of our Series A Preferred Stock, and (ii) a ten-year warrant to purchase 164 shares of our Series B Preferred Stock, for an aggregate purchase price of $3,285,000 in cash.  Pursuant to the CPP Purchase Agreement, prior to January 9, 2012, unless we have redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the consent of the Treasury will be required for us to declare or pay any dividend or make any distribution on our common stock.

The following table sets forth equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	225,636	$10.00	87,230

Equity compensation plans not approved by security holders(2)	130,000	$10.00	130,000
Total	355,636	$10.00	217,230

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

General

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the years ended December 31, 2008 and 2007 and also analyzes our financial condition as of December 31, 2008. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the EESA.  Pursuant to the EESA, the Treasury has the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the CPP under the EESA, pursuant to which the Treasury will make senior preferred stock investments in participating financial institutions.  On January 9, 2009, as part of the CPP established by the Treasury under the EESA, we entered into the CPP Purchase Agreement, pursuant to which the Company issued and sold to Treasury (i) 3,285 shares of our Series A Preferred Stock, and (ii) a ten-year warrant to purchase 164 shares of our Series B Preferred Stock, for an aggregate purchase price of $3,285,000 in cash.  The warrant was immediately exercised.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008, included herein.

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

Results of Operations

General

Our net loss was $3,302,939 and $3,488,013 for the years ended December 31, 2008 and 2007, respectively. Net loss before income tax benefit was $3,302,939 for the year ended December 31, 2008, an increase of $229,188, or 7.5%, compared to $3,073,751 for the year ended December 31, 2007.  The $229,188 increase in net loss before income tax benefits resulted from a $1,026,945 increase in noninterest expense, partially offset by increases of $1,645,501 in net interest income and $40,746 in noninterest income.  Noninterest income increased from $101,770 for the year ended December 31, 2007, to $142,516 for the year ended December 31, 2008.  We also recorded a provision for loan losses of $1,391,090 and $502,600 for the years ended December 31, 2008 and 2007, respectively.

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

Net interest income was $3,238,732 for the year ended December 31, 2008, an increase of $1,645,501 or 103.3% over net interest income of $1,593,231 for the year ended December 31, 2007.  Interest income of $6,345,217 for the year ended December 31, 2008, included $5,562,156 on loans, $758,865 on investment securities and $24,196 on federal funds sold.  Loan interest and related fees improved $3,408,706, or 158.3%, over 2007, due to continued growth in the loan portfolio volume. Total interest expense of $3,106,485 for the year ended December 31, 2008, included $2,986,792 related to deposit accounts and $119,693 on federal funds purchased and Federal Home Loan Bank borrowings.  Interest expense on deposits increased $1,468,470, or 99.1%, due to continued growth in deposits, primarily certificates of deposit.

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

Average Balances, Income and Expenses, Yields and Rates

For the Years Ended December 31,

	2008			2007
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Interest-earning assets:
Federal funds sold	$1,085,080	$24,196	2.23%	$8,557,961	$440,931	5.15%
Investment securities and FHLB stock	14,137,396	758,865	5.37	10,412,377	565,520	5.43
Loans (1)	87,390,666	5,562,156	6.36	26,821,247	2,153,450	8.03
Total interest-earning assets	102,613,142	6,345,217	6.18	45,791,585	3,159,901	6.90
Non-earning assets	4,869,322			2,509,620
Total assets	$107,482,464			$48,301,205

Interest-bearing liabilities:
Interest checking	$4,309,880	32,922	0.76%	$1,969,755	$30,079	1.53%
Savings and money market	23,914,113	685,817	2.87	15,443,173	792,748	5.13
Time deposits	55,965,894	2,268,053	4.05	14,094,229	736,814	5.23
FHLB advances	2,508,621	67,336	2.68	—	—
Federal funds purchased and repurchase agreement	2,009,050	52,357	2.61	1,553,252	7,029.45
Total interest-bearing liabilities	88,707,558	3,106,485	3.50	33,060,409	1,566,670	4.74
Non-interest bearing liabilities	8,473,869			3,848,730
Shareholders’ equity	10,301,037			11,392,066
Total liabilities and shareholders’ equity	$107,482,464			$48,301,205
Net interest spread			2.68%			2.16%
Net interest income/margin		3,238,732	3.16%		$1,593,231	3.48%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $294,596 in nonaccrual loans for 2008 and no nonaccrual loans in 2007. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2008 was 3.16%, a decrease of 32 basis points from the net interest margin of 3.48% for the year ended December 31, 2007.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This decrease can be attributed to the costs of our funding sources.  We relied on a higher volume of money market deposits to fund the growth of our loan portfolio in 2008.  These deposits are priced higher than core deposits.  Earning assets averaged $102,613,142 for the year ended December 31, 2008, increasing from $45,791,585 for the year ended December 31, 2007. Our net interest spread was 2.68% for the year ended December 31, 2008. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

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

	2008 Compared to 2007
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(416,735)	$(559,463)	$142,728
Investment securities available-for-sale and FHLB stock	193,345	176,524	16,821
Loans, including fees	3,408,706	2,941,471	467,235
Total interest income	3,185,316	2,558,532	626,784

Interest-bearing liabilities:
Interest-bearing deposits	1,486,470	1,014,659	(471,811)
FHLB advances	67,336	67,336	—
Federal funds purchased and Repurchase agreement	(13,991)	(39,775)	(25,784)
Total interest expense	1,539,815	1,042,220	(497,595)
Net interest income	$1,645,501	$1,516,312	$129,189

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

Our provision for loan losses for the year ended December 31, 2008 was $1,391,090, an increase of $888,490, or 176.78%, over our provision of $502,600, for the year ended December 31, 2007.  The allowance as a percentage of gross loans has been increased from approximately 1.00% to 1.57% as of December 31, 2007 and 2008, respectively, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2008 was $142,516 compared to $101,770 for the year ended December 31, 2007.  Service charges and other fees on deposit accounts were $81,517 for the year ended December 31, 2008, an improvement of $58,430 over the year ended December 31, 2007, due to an increase in deposit accounts.  For the year ended December 31, 2008, mortgage loan origination fees were $102,331, an increase of $48,751, or 91.0% from 2007, as we continued to increase the volume of mortgage loans originated.  Noninterest income included gains on sales of securities available-for-sale of $71,599 for the year ended December 31, 2008, compared to no gains in 2007.  However, these gains were offset by the loss on sale of assets of $83,570 for the year ended December 31, 2008.  Losses on sale of assets were $11,732 in 2007.  The Company also recorded an other than temporary impairment charge on nonmarketable equity securities of $94,993 in 2008.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2008 and 2007.

	2008	2007
Compensation and benefits	3,137,426	$2,286,714
Occupancy and equipment	801,264	614,008
Data processing and related costs	277,337	276,151
Marketing, advertising and shareholder communications	166,351	410,419
Legal and audit	346,338	202,532
Other professional fees	45,831	140,197
Supplies, postage and telephone	177,893	111,803
Insurance	45,964	43,583
Credit related expenses	131,055	82,341
Courier and armored carrier service	19,961	1,962
Regulatory fees and FDIC insurance	96,370	38,373
Other	47,307	58,069
Total noninterest expense	$5,293,097	$4,266,152

Noninterest expense was $5,293,097 for the year ended December 31, 2008, compared to $4,266,152 for the year ended December 31, 2007.  The most significant component of noninterest expense is compensation and benefits, which totaled $3,137,426 for the year ended December 31, 2008, compared to $2,286,714 for the year ended December 31, 2007. The increase primarily related to staff additions associated with the Bank’s growth, performance raises and increases in bank-paid employee health care and other insurance costs.  Occupancy and equipment expense of $801,264 in 2008 increased from $614,008 in 2007.  Occupancy and equipment costs were higher in 2008 due to amortization of leasehold improvements, and other occupancy expenses associated with a second full service branch that opened in 2008.  Data processing and related expense increased from $276,151 in 2007 to $277,337 in 2008. Legal and audit fees increased from $202,532 in 2007 to $346,338 in 2008, as a result of complying with the Sarbanes-Oxley Act of 2002.  Other professional fees decreased from $140,197 in 2007 to $45,831 in 2008.  Supplies, postage and telephone increased from $111,803 in 2007 to $177,893 in 2008, as a result of opening a new branch.  Credit related expenses were $131,055 in 2008 as a result of the Bank’s loan growth.  Regulatory fees and FDIC insurance were $96,370 in 2008. These assessments are based on deposit levels.

Income Tax Benefit

The Company had no currently taxable income for the years ended December 31, 2008 and 2007.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At December 31, 2008, total assets were $132,004,104 compared to $78,443,677 at December 31, 2007, for an increase of $53,560,427, or 68.3%.  The increase in assets resulted from volume increases in our loan and investment portfolios and related increases in our funding sources of deposits and other borrowings.  Interest-earning assets comprised approximately 93.7% and 89.2% of total assets at December 31, 2008 and December 31, 2007.  Gross loans totaled $107,547,656, an increase of $52,258,752, or 94.5%, from $55,288,904 at December 31, 2007.  Investment securities were $14,279,170, a decrease of $822,506, or 5.4%, from $15,101,676 at December 31, 2007.  Investment in overnight federal funds increased $3,384,000 to $3,494,000 at December 31, 2008.

Deposits totaled $118,534,560 at December 31, 2008, a $58,254,750, or 96.6% increase from $60,279,810 at December 31, 2007. Federal funds purchased were $0 at December 31, 2008, compared to $3,658,000 at December 31, 2007.  Shareholders’ equity was $10,063,099 and $12,935,788 at December 31, 2008 and December 31, 2007, respectively.

Investments

At December 31, 2008, our available-for-sale investment securities portfolio was $13,843,218 and represented approximately 10.5% of our total assets. Investments decreased $990,214 from $14,833,432 at December 31, 2007.  Our portfolio consisted of government sponsored enterprises of $7,134,445 and mortgage-backed securities of $6,708,773.

Contractual maturities and yields on our investment securities available for sale at December 31, 2008 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government sponsored enterprises	—	—	$1,270,151	5.14%	$5,081,447	5.43%	$782,847	5.33%	$7,134,445	5.37%
Mortgage-backed securities	—	—	—	—	$1,194,832	5.44%	$5,513,941	5.46%	$6,708,773	5.45%
Total	—	—	$1,270,151	5.14%	$6,276,279	5.44%	$6,296,788	5.44%	$13,843,218	5.41%

The amortized costs and the fair value of our investment securities at December 31, 2008 and 2007 are shown in the following table.

	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
Government sponsored enterprises	$7,017,105	$7,134,445	$6,788,421	$6,888,242
Mortgage-backed securities	6,489,572	6,708,773	7,913,338	7,945,190

Total	$13,506,677	$13,843,218	$14,701,759	$14,833,432

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

Investment securities with market values of approximately $6,753,584 and $4,195,988 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and borrowings from the Federal Home Loan Bank.

Proceeds from sales of available-for-sale securities during 2008 were $2,244,612.  Gross gains of $71,599 were recognized on these sales.  There were no sales of available-for-sale securities during 2007.

In 2007, we became a member of the Federal Home Loan Bank, and at December 31, 2008, we held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $273,600 and Silverton Bank stock of $60,352 after an other than temporary impairment charge of $94,993, and Pacific Coast Banker’s Bank stock of $102,000.  These investments are carried at cost, which approximates fair market value.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2008 were $107,547,656, or 87.1%, of interest-earning and 81.5% of total assets, compared to $55,288,904, or 79.2%, of interest-earning and 70.5% of total assets at December 31, 2007.

Loans secured by real estate mortgages comprised approximately 86.2% of loans outstanding at December 31, 2008 and 83.4% at December 31, 2007. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

Commercial loans and lines of credit represented approximately 11.0% and 13.6% of our loan portfolio at December 31, 2008 and 2007, respectively.

Our construction and development, and land loan portfolio represented approximately 15.9% and 14.8% at December 31, 2008 and 2007, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of December 31, 2008 and 2007.

	2008		2007
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$17,150,969	15.95%	$8,188,004	14.81%
Commercial	29,539,423	27.46	22,048,484	39.88
Residential mortgages	20,646,023	19.20	3,803,706	6.88
Home equity lines	25,414,399	23.63	12,082,002	21.85
Total real estate	92,750,814	86.24	46,122,196	83.42

Commercial	11,870,971	11.04	7,505,415	13.58
Consumer	2,925,871	2.72	1,661,293	3.00
Gross loans	107,547,656	100%	55,288,904	100%
Less allowance for loan losses	(1,688,840)		(552,600)
Total loans, net	$105,858,816		$54,736,304

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2008.

	One year or less	After one but within five years	After five years	Total
Real estate- mortgage	$11,423,982	$39,611,521	$24,564,342	$75,599,845
Real estate- construction	8,470,649	7,505,338	1,174,982	17,150,969
Total real estate	19,894,631	47,116,859	25,739,324	92,750,814

Commercial	10,039,094	1,185,369	646,508	11,870,971
Consumer- other	534,218	1,992,536	399,117	2,925,871
Gross loans	$30,467,943	$50,294,764	$26,784,949	$107,547,656

Loans maturing after one year with:
Fixed interest rates				$47,690,929
Floating interest rates				29,388,784
				$77,079,713

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,688,840 and $552,600 as of December 31, 2008 and December 31, 2007, respectively, and represented 1.6% of outstanding loans at December 31, 2008 and 1.0% of outstanding loans at December 31, 2007. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons.

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  In recent months, we, like many banks have begun to see an overall decline in credit quality and have increased their allowance for loan losses accordingly.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period, especially considering the overall weakness in the commercial real estate market in our market areas.

We calculate our general reserve based on historical and peer loss percentage allocations of each of the categories of unclassified loan types, including commercial, commercial real estate, construction and development, residential mortgages, home equity lines of credit and consumer loans.  The loss factors are adjusted for qualitative factors, including those described above.  We also analyze individual significant credits not considered impaired but with risk characteristics, and maintain a general unallocated reserve in accordance with regulatory guidance in our assessment of the allowance for loan losses.  Significant individual credits criticized as special mention or classified as substandard or doubtful require individual analysis.  Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity or collateral.  Loans in the doubtful category exhibit the same weaknesses found in the substandard category, but the weaknesses are more pronounced.  These loans are not yet rated as loss because certain events may occur which could repay the debt.  Loans classified as substandard totaled $3,388,195, at December 31, 2008.  We have identified a specific reserve of $368,861 associated with these loans.  Loans classified as doubtful totaled $421,542, at December 31, 2008.  We have identified an impairment charge or specific reserve of $310,804 associated with these loans.  We had no doubtful loans at December 31, 2007.

We have retained an independent consultant to review our loan files on a test basis to assess the grading of samples of loans.  In addition, various regulatory agencies review our allowance for loan losses through periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information made available to them at the time of their examination.  Our losses may vary from our estimates, and there is the possibility that charge-offs in future periods will exceed the allowance for loan losses that we have estimated.

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2008 and 2007:

	For the years ended December 31,
	2008	2007

Balance at the beginning of period	$552,600	$50,000
Charge-offs:
Commercial, financial and agricultural	53,011	—
Real estate - mortgage	201,012	—
Real estate - construction	—	—
Consumer	827	—
Total Charged-off	$254,850	$0

Recoveries:
Commercial, financial and agricultural	—	—
Real estate - mortgage	—	—
Consumer	—	—
Total Recoveries	$—	$0

Net Charge-offs	$254,850	$0

Provision for Loan Loss	$1,391,090	$502,600

Balance at end of period	$1,688,840	$552,600

Total loans at end of period	$107,547,656	$55,288,904

Average loans outstanding	$87,390,666	$26,861,247
As a percentage of average loans:
Net loans charged-off	.29%	0%
Provision for loan losses	1.59%	1.87%

Allowance for loan losses as a percentage of:
Year end loans	1.57%	1.00%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Other real estate and repossessions	—	—

Non-accrual loans	$294,596	—

Accruing loans 90 days or more past due	—	—

Total non-performing assets	$294,596	—

As a percentage of gross loans:	.274%	0.00%

The Bank charged off loans in the amount of $254,850 for the year ended December 31, 2008, compared to $0 loans charged off in 2007.  At December 31, 2008, non-accrual loans totaled $294,596.  There were no nonaccrual or nonperforming loans at December 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments.  At December 31, 2008, impaired loans totaled $421,542.   Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received. During the year ended December 31, 2008, we received approximately $1,302 in interest income in relation to loans on non-accrual status and forgone interest income related to loans on non-accrual status was approximately $2,427.

Deposits

Our primary source for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2008 and 2007 were $118,534,560 and $60,279,810, respectively. The following table shows the balance outstanding and the average rates paid on deposits during 2008 and 2007.

	2008		2007
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$11,190,632	—%	$4,911,717	—%
Interest-bearing checking	4,358,995	0.76	5,670,104	1.54
Money market	24,274,390	2.91	24,037,611	4.82
Savings	631,321	0.95	443,778	1.84
Time deposits less than $100,000	45,288,107	4.05	11,529,784	5.20
Time deposits $100,000 and over	32,791,115	4.03	13,686,816	5.29
Total	$118,534,560	3.54%	$60,279,810	4.78%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $67,718,445 at December 31, 2008, compared to $43,592,994 at December 31, 2007. Our loan-to-deposit ratio was 90.73% and 91.72% at December 31, 2008 and 2007, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market.  Brokered certificates of deposit purchased outside our primary market totaled $18,025,000 at December 31, 2008, compared to $3,000,000 at December 31, 2007.  All of our time deposits are certificates of deposits.

The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2008 was as follows:

Three months or less	$14,234,747
Over three through six months	11,894,792
Over six through twelve months	17,840,966
Over twelve months	2,460,744
Total	$46,431,249

Borrowings and lines of credit

At December 31, 2008, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4,000,000 in unsecured federal funds on a one to fourteen day basis and $5,300,000 in unused federal funds on a one to thirty day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At December 31, 2008, we had no borrowings outstanding compared to $3,658,000 outstanding at December 31, 2007.

We are also a member of the Federal Home Loan Bank. At December 31, 2008, we had $3,000,000 outstanding at an interest rate of 2.62%, with a maturity date of February 25, 2013.  At December 31, 2007, we had no balance outstanding in Federal Home Loan Bank borrowings.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The bank has remaining credit availability of $10,170,000 at the Federal Home Loan Bank.

Capital Resources

Total shareholders’ equity was $10,063,099 at December 31, 2008, a decrease of $2,872,689 from $12,935,788 at December 31, 2007. The decrease is primarily due to the net loss of $3,302,939 for the year ended December 31, 2008.  Capital surplus increased due to stock compensation expense of $295,038 in 2008. Unrealized gains on investment securities available for sale increased shareholders’ equity by $135,212 during 2008.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although we file periodic reports with the SEC, we believe that because our stock is not registered under Section 12 of the Securities Exchange Act and is not listed on any exchange or otherwise actively traded, the Federal Reserve Board will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Regardless, our Bank is “adequately capitalized” under these minimum capital requirements as set per bank regulatory agencies.

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

The following table sets forth the bank capital ratios at December 31, 2008 and 2007.  For the year ended December 31, 2008, the Bank was considered “adequately capitalized”. After receiving $3,285,000 under the TARP CPP on January 9, 2009, the Bank was considered “well capitalized.”  If the Bank were to fall below the “well capitalized” level in the future, the Bank would be required among other things, to obtain the approval of the FDIC before participating further in the brokered deposit market, which could materially adversely affect our business, financial condition, including our liquidity, and results of operations.

	2008		2007

Total risk-based capital	$8,878	8.37%	$10,225	15.74%
Tier 1 risk-based capital	7,548	7.12%	9,672	14.89%
Leverage capital	7,548	5.95%	9,672	14.38%

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2008 and 2007. Since our inception, we have not paid cash dividends.

	2008	2007
Return on average assets	(3.07)%	(7.22)%

Return on average equity	(32.06)%	(30.62)%

Equity to assets ratio	9.58%	23.59%

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

Off-Balance Sheet Risk

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2008, we had issued commitments to extend credit of approximately $23,394,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $110,000.  Fixed rate commitments were $6,803,054 and variable rate commitments were $16,590,946.  At December 31, 2007, commitments to extend credit amounted to $20,034,340.

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

At December 31, 2008, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $7,624,319, or approximately 5.8% of total assets. Our investment securities available for sale at December 31, 2008 amounted to $13,843,218, or approximately 10.5% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2008, $6,753,584 of our investment securities were pledged to secure public entity deposits and as collateral for advances from the Federal Home Loan Bank (“FHLB”).

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $9,300,000. Availability on these lines of credit was $9,300,000 at December 31, 2008. We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2008 we had borrowed $3,000,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2008 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2008	Within three months	But within twelve months	within five years	After five years	Total

Interest-earning assets:(in thousands)
Federal funds sold	$3,494	$—	$—	$—	$3,494
Investment securities available-for-sale and nonmarketable equity securities	1,059	2,291	6,207	4,817	14,374
Loans	63,524	7,366	34,454	2,204	107,548
Total interest-earning assets	$68,077	$9,657	$40,661	$7,021	$125,416
Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$4,359	$—	$—	$—	$4,359
Money market and savings	24,906	—	—	—	24,906
Time deposits	21,702	51,043	5,335	—	78,080
Federal funds purchased	—	—	—	—	—
FHLB Advances	—	—	3,000		3,000
Total interest-bearing Liabilities	$50,967	$51,043	$8,335	$—	$110,345
Period gap	$17,110	$(41,386)	$32,326	$7,021	15,071
Cumulative gap	$17,110	$(24,276)	$8,050	$15,071	15,071
Ratio of cumulative gap to total interest-earning assets	13.64%	(19.36)%	6.42%	12.02%	12.02%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the 2007 financial statements have been restated to add a valuation allowance for income taxes.

We were not engaged to examine management’s assertion about the effectiveness of Congaree Bancshares, Inc. and its Subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 26, 2009

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets:
Cash and cash equivalents:
Cash and due from banks	$4,130,319	$4,012,721
Federal funds sold	3,494,000	110,000

Total cash and cash equivalents	7,624,319	4,122,721

Securities available-for-sale	13,843,218	14,833,432
Nonmarketable equity securities	435,952	268,244

Loans receivable	107,547,656	55,288,904
Less allowance for loan losses	1,688,840	552,600

Loans, net	105,858,816	54,736,304

Premises, furniture and equipment, net	3,667,099	4,035,931
Accrued interest receivable	472,880	338,183
Other assets	101,820	108,862

Total assets	$132,004,104	$78,443,677

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,190,632	$4,911,717
Interest-bearing transaction accounts	4,358,995	5,670,104
Savings and money market	24,905,711	24,481,389
Time deposits $100,000 and over	45,288,107	13,686,816
Other time deposits	32,791,115	11,529,784

Total deposits	118,534,560	60,279,810

Federal funds purchased	—	3,658,000
Federal Home Loan Bank advances	3,000,000	—
Securities sold under agreements to repurchase	—	1,395,326
Accrued interest payable	224,434	65,019
Other liabilities	182,011	109,734

Total liabilities	121,941,005	65,507,889

Commitments and contingencies (Notes 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at December 31, 2008 and 2007, respectively	17,644	17,644
Capital surplus	17,436,270	17,141,232
Retained deficit	(7,612,931)	(4,309,992)
Accumulated other comprehensive income	222,116	86,904

Total shareholders’ equity	10,063,099	12,935,788

Total liabilities and shareholders’ equity	$132,004,104	$78,443,677

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended December 31, 2008 and 2007

	2008	2007
Interest income:
Loans, including fees	$5,562,156	$2,153,450
Securities available-for-sale, taxable	758,865	565,520
Federal funds sold	24,196	440,931

Total	6,345,217	3,159,901

Interest expense:
Time deposits $100,000 and over	1,081,167	337,699
Other deposits	1,905,625	1,162,623
Other borrowings	119,693	66,348

Total	3,106,485	1,566,670

Net interest income	3,238,732	1,593,231

Provision for loan losses	1,391,090	502,600

Net interest income after provision for loan losses	1,847,642	1,090,631

Noninterest income:
Service charges on deposit accounts	81,517	23,087
Residential mortgage origination fees	102,331	53,580
Gain on sale of securities available-for-sale	71,599	—
Loss on sale of assets	(83,570)	(11,732)
Other than temporary impairment on investment securities	(94,993)	—
Other	65,632	36,835

Total noninterest income	142,516	101,770

Noninterest expenses:
Salaries and employee benefits	3,137,426	2,286,714
Net occupancy	379,300	254,131
Furniture and equipment	421,964	359,877
Other operating	1,354,407	1,365,430

Total noninterest expense	5,293,097	4,266,152

Loss before income taxes	(3,302,939)	(3,073,751)

Income tax expense	—	414,262

Net loss	$(3,302,939)	$(3,488,013)
Loss per share
Basic loss per share	$(1.87)	$(1.98)

Average shares outstanding	1,764,439	1,764,439

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2008 and 2007

					Accumulated
					other
					compre-
					hensive
	Common Stock		Capital	Retained	income
	Shares	Amount	surplus	deficit	(loss)	Total

Balance, December 31, 2006	1,764,439	$17,644	$16,861,718	$(821,979)	$(162)	$16,057,221

Net loss				(3,488,013)		(3,488,013)

Other comprehensive gain, net of taxes of $44,934					87,066	87,066

Comprehensive loss						(3,400,947)

Stock and warrant compensation expense			279,514			279,514

Balance, December 31, 2007	1,764,439	17,644	17,141,232	(4,309,992)	86,904	12,935,788

Net loss				(3,302,939)		(3,302,939)

Other comprehensive gain, net of taxes of $69,655					135,212	135,212

Comprehensive loss						(3,167,727)

Stock and warrant compensation expense			295,038			295,038

Balance, December 31, 2008	1,764,439	$17,644	$17,436,270	$(7,612,931)	$222,116	$10,063,099

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,302,939)	$(3,488,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	1,391,090	502,600
Depreciation and amortization expense	271,210	180,726
Discount accretion and premium amortization	(50,519)	(53,655)
Deferred income tax benefit	—	414,262
Stock and warrant compensation expense	295,038	279,514
Increase in accrued interest receivable	(134,697)	(259,305)
Increase in accrued interest payable	159,415	52,685
Gain from sale of securities available-for-sale	(71,599)	—
Loss on sale of assets	83,570	—
Other than temporary impairment on investment securities	94,993	—
Increase in other assets	(59,737)	(142,003)
Increase in other liabilities	72,277	109,734

Net cash used by operating activities	(1,251,898)	(2,403,455)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(262,700)	(268,244)
Proceeds from maturities/calls of securities available-for-sale	2,344,843	4,205,535
Proceeds from sales of securities available-for-sale	2,244,612	—
Purchases of securities available-for-sale	(3,275,134)	(14,638,971)
Net increase in loans receivable	(52,779,202)	(50,293,123)
Purchase of premises, furniture and equipment	(443,386)	(1,978,830)
Proceeds from sales of other real estate and repossessed property	226,165	—
Proceeds from sales of premises, furniture and equipment	496,874	—

Net cash used by investing activities	(51,447,928)	(62,973,633)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	6,278,915	4,188,643
Increase in interest-bearing deposits	51,975,835	48,082,601
(Decrease) increase in federal funds purchased	(3,658,000)	3,658,000
(Decrease) increase in securities sold under agreements to repurchase	(1,395,326)	1,395,326
Proceeds from Federal Home Loan Bank advances	3,000,000	—

Net cash provided by financing activities	56,201,424	57,324,570

Net increase (decrease) in cash and cash equivalents	3,501,598	(8,052,518)

Cash and cash equivalents, beginning of period	4,122,721	12,175,239

Cash and cash equivalents, end of period	$7,624,319	$4,122,721

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

Restatement - The Company has restated its previously filed financial statements to add a valuation allowance in accordance with the rules of SFAS 109, Deferred Income Taxes.  The Company believes it is more likely than not that it will not be able to realize all of the tax benefits.  The Company has incurred operating losses since inception.  The Company received a Comment Letter from the Securities and Exchange Commission in January 2009, and based on their views and the Company’s re-evaluation, determined that a valuation allowance on deferred taxes was appropriate at December 31, 2007. These financial statements reflect this revision to income taxes.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Silverton Bank.  These stocks have no quoted market value and no ready market exists.  The Bank’s investment in nonmarketable equity securities was $435,952 and $268,244 as of December 31, 2008 and 2007, respectively.  The Company evaluated these securities at December 31, 2008 and concluded that the Silverton stock was other than temporarily impaired.  Accordingly, an impairment charge of $94,993 was recorded in the statement of operations for the year ended December 31, 2008.

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

Allowance for Loan Losses - An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio.  The allowance is based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers’ ability to pay, and the underlying collateral value of the loans.  Loans or portions of loans that are deemed to be uncollectible are charged-off and deducted from the allowance.  The provision for loan losses and recoveries on loans previously charged-off are added to the allowance.

The Bank accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  This standard requires that all lenders value loans at the loan’s fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement.  Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate.  SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, cash receipts are applied to principal.  Once the reported principal balance has been reduced to the loan’s estimated net realized value, future cash receipts are applied to interest income, to the extent

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principal.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - A loan is also considered impaired if its terms are modified in a troubled debt restructuring.  For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement.  Interest income is recognized on these loans using the accrual method of accounting.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising expense was $126,099 and $352,213 for the years ended December 31, 2008 and 2007, respectively.

Employee Benefits - The Bank sponsors a defined contribution 401(k) plan covering substantially all full-time employees.  Employee contributions are voluntary and can range up to 100% of compensation on a pre-tax basis.  The Bank may make discretionary matching contributions with vesting of these employer contributions ratably over the next five year period.  During the years ended December 31, 2008 and 2007, the Bank recognized $74,106 and $16,178, respectively, in expenses related to this plan.

Loss Per Share - Basic loss per share represents loss available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per share.

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Unrealized gains on securities available-for-sale	$133,268	$132,000
Reclassification adjustment for gains realized in net income	71,599	—

Net unrealized gains on securities	204,867	132,000

Tax effect	(69,655)	(44,934)

Net-of-tax amount	$135,212	$87,066

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $2,947,070 and $1,513,985 for the years ended December 31, 2008 and 2007, respectively.

Noncash investing and financing activities include the transfer of loans to other real estate owned and repossessed property of $265,600 and an increase in the unrealized gain on securities available-for-sale of $135,212 during the year ended December 31, 2008.  The only noncash activity for the year ended December 31, 2007 was an increase in the unrealized gain on securities available-for-sale of $132,000.

There were no income tax payments during the years ended December 31, 2008 and 2007.

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

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009.  SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage.  SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

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

The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 20) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 3.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Standards (continued) - FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Company.

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

Reclassifications - Certain captions and amounts in the 2007 consolidated financial statements were reclassified to conform with the 2008 presentation.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2008 and 2007, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2008
Government sponsored enterprises	$7,017,105	$121,566	$4,226	$7,134,445
Mortgage-backed securities	6,489,572	220,921	1,720	6,708,773
	$13,506,677	$342,487	$5,946	$13,843,218
December 31, 2007
Government sponsored enterprises	$6,788,421	$99,821	$—	$6,888,242
Mortgage-backed securities	7,913,338	40,813	8,961	7,945,190
	$14,701,759	$140,634	$8,961	$14,833,432

Proceeds from sales of available-for-sale securities during 2008 were $2,244,612.  Gross gains of $71,599 were recognized on those sales.  There were no sales of available-for-sale securities during 2007.  The amortized costs and fair values of investment securities at December 31, 2008, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due within one year	$—	$—
Due after one through five years	1,240,775	1,270,151
Due after five through ten years	5,008,084	5,081,447
Due after ten years	768,246	782,847
	7,017,105	7,134,445
Mortgage-backed securities	6,489,572	6,708,773
Total securities	$13,506,677	$13,843,218

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$930,504	$4,226	$—	$—	$930,504	4,226
Mortgage-backed securities	646,496	1,720	—	—	646,496	1,720
	$1,577,000	$5,946	$	$	$1,577,000	$5,946

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,768,784	8,961	—	—	3,768,784	8,961
	$3,768,784	$8,961	$—	$—	$3,768,784	$8,961

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES - continued

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at December 31, 2008 or 2007.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At December 31, 2008, securities with an amortized cost of $6,584,134 and an estimated fair value of $6,753,584 were pledged to secure public deposits and to secure the borrowings as required by law from the FHLB.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	2008	2007
Real estate - mortgage	$75,599,845	$37,934,192
Real estate - construction	17,150,969	8,188,004
Commercial and industrial	11,870,971	7,505,415
Consumer and other	2,925,871	1,661,293
Total gross loans	$107,547,656	$55,288,904

Transactions in the allowance for loan losses during 2008 and 2007 are summarized below:

	2008	2007
Balance, beginning of year	$552,600	$50,000
Provision charged to operations	1,391,090	502,600
Loans charged-off	(254,850)	—
Balance, end of year	$1,688,840	$552,600

At December 31, 2008 nonaccrual loans totaled $294,596.  There were no loans past due 90 days or more as to principal or interest and still accruing interest at December 31, 2008.  There were no nonaccrual or impaired loans at December 31, 2007, and no accruing loans which were contractually past due 90 days or more as to principal or interest payments. At December 31, 2008 impaired loans totaled $421,542.  Every impaired loan had a specified reserve with the total reserve for impaired loans at December 31, 2008 totaling $310,804.  The average recorded investment in impaired loans was $121,195 for the year ended December 31, 2008.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2008	2007
Land	$1,015,000	$1,090,000
Building and improvements	1,860,994	1,633,383
Furniture and equipment	1,101,286	938,650
Automobiles	138,982	138,982
Construction in progress	—	430,097

Total	4,116,262	4,231,112

Less, accumulated depreciation	449,163	195,181

Premises, furniture and equipment, net	$3,667,099	$4,035,931

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $271,210 and $180,726, respectively.

NOTE 6 - DEPOSITS

At December 31, 2008, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount
2009	$72,744,765
2010	4,116,664
2011	1,096,134
2012	99,000
2013	22,659

Total	$78,079,222

NOTE 7 - FHLB ADVANCES

Advances outstanding at December 31, 2008 consisted of:

			Outstanding
Interest Basis	Current Rate	Maturity	Balance

Fixed	2.62%	February 25, 2013	$3,000,000

There were no advances outstanding at December 31, 2007.

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Bank entered into sales of securities under agreements to repurchase.  These obligations to repurchase securities sold are reflected as liabilities in the consolidated balance sheets.  The dollar amounts of securities underlying the agreements are book entry securities.  Government-sponsored enterprises and mortgage-backed securities with a book value of $3,215,849 and a fair value of $3,171,758 at December 31, 2007 are used as collateral for the agreements.  There were no securities sold under repurchase agreements at December 31, 2008.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Company granted 1,000 options during 2008.  These options vest over three years.  The options have an exercise price of $10.00 per share and terminate ten years after the grant date.

The Company recognized $168,913 and $153,389 of stock-based employee compensation expense during 2008 and 2007, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as permitted by SFAS No. 123(R).  As of December 31, 2008, there was $433,279 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized over a weighted average period of 1.90 years.

The weighted average grant-date fair value of each option granted during 2008 was $3.97.  The fair value for each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants:

	2008	2007
Dividend yield	0.00%	0.00%
Expected volatility	30.00%	17.89%
Risk-free interest rate	3.65%	3.53% - 4.93%
Expected term	7 years	7 years

A summary of the activity under the stock option plan for the year ended December 31, 2008 follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, beginning of the period	231,636	$10.00
Granted during the period	1,000	10.00
Exercised during the period	—	—
Forfeited during the period	(7,000)	10.00

Outstanding, end of the period	225,636	$10.00

Options exercisable at year end	86,980	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2008 is 7.91 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2008 and 2007.  The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $165,255 and $124,128, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2008 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	194,583	$3.34
Granted	1,000	3.97
Forfeited	(7,000)	3.32
Vested	(49,926)	3.31

Nonvested at December 31, 2008	138,657	$3.32

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

At December 31, 2008 and 2007, 86,667 and 43,333 of the warrants were exercisable.

In calculating the expense for warrants, the fair value of warrants is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent based on the Company’s expectation of dividend payouts; expected volatility of 9.77 percent based on peer group data; risk-free interest rate of 4.76 percent based on the grant date and expected term of the options and expected life of 3 years based on factors such as the vesting period and the option’s contractual term.  Total compensation expense related to warrants was $126,125 for the years ended December 31, 2008 and 2007, respectively.

NOTE 11 - INCOME TAXES

Income tax expense is summarized as follows:

	Years ended December 31,
	2008	2007
Current portion
Federal	$—	$—
State	—	(469)

Total current	—	(469)

Deferred income taxes	—	414,731

Income tax benefit	$—	$(414,262)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$465,729	$119,873
Net operating loss carryforward	1,827,447	1,081,789
Organization and start-up costs	251,718	271,794
Other	76,151	35,503

Deferred tax assets	2,621,045	1,508,959

Valuation allowance	(2,425,623)	(1,396,970)

Net deferred tax assets	195,422	111,989

Deferred tax liabilities:
Unrealized gain on securities available for sale	114,426	44,851
Accumulated depreciation	81,867	24,695
Prepaid expenses	37,720	38,611
Loan origination costs	75,835	48,683

Total deferred tax liabilities	309,848	156,840

Net deferred tax asset (liability)	$(114,426)	$(44,851)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2008, in consideration of the lack of an established earnings history, management has provided a valuation allowance of 100% to reflect its net realizable value.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 11 - INCOME TAXES - continued

The Company has a net operating loss for income tax purposes of $5,329,224 and $3,157,618 as of December 31, 2008 and 2007, respectively.  This net operating loss begins to expire in the year 2026.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2008	2007
Tax expense (benefit) at statutory rate	$(1,122,999)	$(1,045,075)
Stock compensation expense	100,313	95,035
Change in valuation allowance	1,028,653	1,396,970
Other	(5,967)	(32,668)

Income tax expense	$—	$414,262

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the years ended December 31, 2008 and 2007:

	2008	2007
Balance, January 1	$3,030,076	$—
Disbursements	(1,015,178)	3,342,670
Repayments	1,196,313	(312,594)

Balance, December 31	$3,211,211	$3,030,076

Deposits by directors, including their affiliates and executive officers, at December 31, 2008 and 2007 were approximately $2,054,031 and $5,124,428, respectively.

On December 31, 2008, the Company sold land and a building for $500,000 to an LLC in which one director of the Company is a member.  The Company concurrently entered into an agreement to lease the property back for a fifteen year initial term with the option of two consecutive renewal terms of five years each.  The lease payments due for 2009 total $50,000 and will increase by two percent each year thereafter.

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a lease agreement for an office located on Devine Street for a thirty-six month period.  As described in Note 12, the Company entered into a sale leaseback for a fifteen year initial term with the option of three consecutive renewal terms of five years each. Minimum rental commitments as of December 31, 2008 are as follows:

2009	$182,457
2010	179,960
2011	164,568
2012	167,859
2013	171,212
Thereafter	1,698,786

Total	$2,564,842

The leases have various renewal options and require increased rentals under cost of living escalation clauses.  Rental expenses charged to occupancy and equipment expense in 2008 and 2007 were $134,840 and $55,938, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during 2008 and 2007 due to the net loss; therefore, basic loss per share and diluted loss per share were the same.

	2008	2007
Net loss per share - basic computation:

Net loss to common shareholders	$(3,302,939)	$(3,488,013)

Average common shares outstanding - basic	$1,764,439	$1,764,439

Basic loss per share	$(1.87)	$(1.98)

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

As of December 31, 2008, management believes it is categorized as adequately-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events that management believes have changed the Bank’s category.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 16 - REGULATORY MATTERS - continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk-weighted assets)	$8,878	8.37%	$8,485	8.00%	$10,607	10.00%
Tier 1 capital (to risk-weighted assets)	7,548	7.12%	4,240	4.00%	6,361	6.00%
Tier 1 capital (to average assets)	7,548	5.95%	5,074	4.00%	6,343	5.00%

December 31, 2007
Total capital (to risk-weighted assets)	$10,225	15.74%	$4,192	8.00%	$5,240	10.00%
Tier 1 capital (to risk-weighted assets)	9,672	14.89%	2,096	4.00%	3,144	6.00%
Tier 1 capital (to average assets)	9,672	14.38%	2,690	4.00%	3,362	5.00%

As discussed in Note 22, on January 9, 2008, the Company received $3,285,000 in funds from the Capital Purchase Program subsequent to December 31, 2008.  The Company invested $3,000,000 in the Bank which bolstered the Bank’s capital ratios.  The Bank is considered to be well capitalized subsequent to this transaction.

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2008, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $ 9,300,000.  These lines of credit are available on a one to thirty day basis for general corporate purposes.  As of December 31, 2008 and 2007, the Company had borrowed $0 and $3,658,000, respectively on these lines.

At December 31, 2008, the Bank had the ability to borrow an additional $10,170,000 from the FHLB secured by investment securities.  FHLB has approved borrowings up to 10% of the Bank’s total assets less advances outstanding. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its banking subsidiary.  However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company.  State chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the State Board of Financial Institutions or the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority.  Otherwise, the Bank must file an income and expense report and obtain the specific approval of the State Board.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $ 23,284,400 and $20,034,340 at December 31, 2008 and 2007, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2008 and 2007, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The Company had standby letters of credit outstanding of $110,000 and $0 at December 31, 2008 and 2007, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments.  The fair value of these commitments was not significant at December 31, 2008 and 2007.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS- continued

Securities Sold Under Agreements to Repurchase - These repurchase agreements have variable rates that reprice on a continuous basis.  Due to the minor change in interest rates, management estimates the carrying value to be a reasonable estimate of fair value.

FHLB Advances – For disclosure purposes, the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  Because these commitments are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,130,319	$4,130,319	$4,012,721	$4,012,721
Federal funds sold	3,494,000	3,494,000	110,000	110,000
Securities available-for-sale	13,843,218	13,843,218	14,833,432	14,833,432
Nonmarketable equity securities	435,952	435,952	268,244	268,244
Loans receivable, net	105,858,816	106,069,160	54,736,304	54,987,400
Accrued interest receivable	472,880	472,880	338,183	338,183

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	40,455,338	40,455,338	35,063,210	35,063,210
Certificates of deposit and other time deposits	78,079,222	78,662,000	25,216,600	24,733,000
Federal funds purchased	—	—	3,658,000	3,658,000
Federal Home Loan Bank advances	3,000,000	3,104,207	—	—
Securities sold under agreements to repurchase	—	—	1,395,326	1,395,326
Accrued interest payable	224,434	224,434	65,019	65,019

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$23,284,400	$—	$20,034,340	$—

The Company adopted Statement No. 157 at the beginning of the 2008 fiscal year.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis.  Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.  This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Securities available-for-sale	$13,843,218	$—	$13,843,218	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the Statement No. 157 valuation hierarchy (as described above) as of December 31, 2008 for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2008.

	Carrying Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$421,542	$—	$421,542	$—

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc.

Condensed Balance Sheets

	December 31,
	2008	2007
Assets:
Cash	$20,372	$531,154
Premises and equipment	2,482,288	2,710,101
Due from investors	—	18,440
Investment in banking subsidiary	7,560,439	9,705,878

Total assets	$10,063,099	$12,965,573

Liabilities and shareholders’ equity:
Other liabilities	$—	$29,785

Total liabilities	—	29,785

Shareholders’ equity	10,063,099	12,935,788

Total liabilities and shareholders’ equity	$10,063,099	$12,965,573

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Operations

	Years ended December 31,
	2008	2007
Income:	$37,268	$5,950

Expenses:
Stock based compensation expense	295,038	279,514
Other expenses	264,514	258,406

Income (loss) and equity in undistributed earnings (losses) of banking subsidiary	(522,284)	(531,970)

Equity in undistributed losses of banking subsidiary	(2,780,655)	(2,956,043)

Net loss	$(3,302,939)	$(3,488,013)

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,302,939)	$(3,488,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	63,468	40,923
Equity in undistributed net loss of banking subsidiary	2,780,655	2,956,043
Loss from sale of assets	44,134	—
Decrease (increase) in other assets	18,440	(18,440)
Increase (decrease) in other liabilities	(29,785)	29,788
Stock and warrant compensation expense	295,038	279,514

Net cash used by operating activities	(130,989)	(200,185)

Cash flows from investing activities:
Purchase of premises and equipment	(376,667)	(913,860)
Sale of premises and equipment	496,874	—
Capital contribution to Bank	(500,000)	—

Net cash used by investing activities	(379,793)	(913,860)

Net increase (decrease) in cash and cash equivalents	(510,782)	(1,114,045)

Cash and cash equivalents, beginning of period	531,154	1,645,199

Cash and cash equivalents, end of period	$20,372	$531,154

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 22 - SUBSEQUENT EVENTS

Capital Purchase Program - On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), Congaree Bancshares, Inc. (the “Company” or the “Registrant”) entered into a Letter Agreement (including a Side Letter Agreement and the Securities Purchase Agreement - Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury (i) 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrants were immediately exercised.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2008.

We are continuously seeking to improve the efficiency and effectiveness of our operations and of our internal controls.  This results in modifications to our processes throughout the company.  However, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on June 18, 2009.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on June 18, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on June 18, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on June 18, 2009.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders to be held on June 18, 2009.

PART IV

Item 15.  Exhibits.

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 12, 2009).

3.4

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 12, 2009).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Warrant to Purchase up to 164 shares of Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2009).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2009).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2009).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Ray Harvin Jr., dated February 15, 2006(incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.3	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-121485).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB filed on March 31, 2008).*

10.6

Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).

10.7

Letter Agreement, dated January 9, 2009, including the Side Letter Agreement and Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2009).

10.8

Form of Waiver, executed by each of Messrs. F. Harvin Ray, Jr., Charlie T. Lovering, Jr. and Stephen P. Nivens (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 12, 2009).

10.9

Form of Letter Agreement, executed by each of Messrs. F. Harvin Ray, Jr., Charlie T. Lovering, Jr. and Stephen P. Nivens with the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 12, 2009).

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Dated:	March 31, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charlie T. Lovering, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 31, 2009
Thomas Hal Derrick

/s/ Stephen P. Nivens	Senior Vice President, Director	March 31, 2009
Stephen P. Nivens

/s/ David S. Murray, Jr.	Director	March 31, 2009
David S. Murray, Jr.

/s/ E. Daniel Scott	Director	March 31, 2009
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 31, 2009
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 31, 2009
J. Larry Stroud

/s/ John D. Thompson	Director	March 31, 2009
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer, Chief	March 31, 2009
Charlie T. Lovering	Executive Officer, Director

/s/ Harry Michael White	Director	March 31, 2009
Harry Michael White

/s/ Samuel M. Corley	Director	March 31, 2009
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 31, 2009
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 12, 2009).

3.4

Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 12, 2009).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1.

See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Warrant to Purchase up to 164 shares of Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2009).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2009).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2009).

10.1	Employment Agreement between Congaree Bancshares, Inc. and F. Ray Harvin Jr., dated February 15, 2006(incorporated by reference to Exhibit 10.1 of the Company’s Form SB-2, File No. 333-131931).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.3	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-121485).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.*

10.6

Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).

10.7	Letter Agreement, dated January 9, 2009, including the Side Letter Agreement and Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United

States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2009).

10.8

Form of Waiver, executed by each of Messrs. F. Harvin Ray, Jr., Charlie T. Lovering, Jr. and Stephen P. Nivens (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 12, 2009).

109

Form of Letter Agreement, executed by each of Messrs. F. Harvin Ray, Jr., Charlie T. Lovering, Jr. and Stephen P. Nivens with the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 12, 2009).

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.