Form 10-Q
period 2009-03-31
Congaree Bancshares Inc
filed 2009-05-15
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of May 13, 2009.

CONGAREE BANCSHARES, INC.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
Assets:
Cash and due from banks	$2,551,395	$4,130,319
Federal funds sold	—	3,494,000
Total cash and cash equivalents	2,551,395	7,624,319

Securities available-for-sale	13,266,441	13,843,218
Non-marketable equity securities	474,300	435,952

Loans receivable	111,178,877	107,547,656
Less allowance for loan losses	1,601,888	1,688,840
Loans, net	109,576,989	105,858,816

Premises, furniture and equipment, net	3,565,782	3,667,099
Accrued interest receivable	449,937	472,880
Other assets	26,150	101,820
Total assets	$129,910,994	$132,004,104

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,276,990	$11,190,632
Interest-bearing transaction accounts	4,198,169	4,358,995
Savings and money market	28,865,062	24,905,711
Time deposits $100,000 and over	37,208,607	45,288,107
Other time deposits	31,006,108	32,791,115
Total deposits	113,554,936	118,534,560

Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable	195,887	224,434
Other liabilities	210,959	182,011
Total liabilities	$116,961,782	$121,941,005

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,111,387	—
Series B cumulative perpetual preferred stock 164 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	180,896	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,502,694	17,436,270
Retained deficit	(8,147,578)	(7,612,931)
Accumulated other comprehensive income	284,169	222,116

Total shareholders’ equity	12,949,212	10,063,099

Total liabilities and shareholders’ equity	$129,910,994	$132,004,104

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans, including fees	$1,438,695	$1,145,427
Securities available for sale, taxable	200,667	188,101
Federal funds sold	683	7,526
Total interest income	1,640,045	1,341,054
Interest expense:
Time deposits $100,000 and over	372,203	181,454
Other deposits	443,972	443,268
Other borrowings	18,988	30,729
Total interest expense	835,163	655,451

Net interest income	804,882	685,603
Provision for loan losses	177,300	187,866
Net interest income after provision for loan losses	627,582	497,737

Noninterest income:
Service charges on deposit accounts	33,250	13,672
Residential mortgage origination fees	12,472	37,613
Loss on sale of other real estate owned	—	(11,545)
Gain on sale of securities	51,479	71,599
Gain on sale of assets	3,423	—
Other than temporary impairment on nonmarketable equity securities	(60,352)	—
Other	12,121	18,820
Total noninterest income	52,393	130,159

Noninterest expense:
Salaries and employee benefits	710,659	750,700
Net occupancy	89,736	89,661
Furniture and equipment	47,130	57,366
Other operating	341,913	340,998

Total noninterest expense	1,189,438	1,238,725

Loss before income tax benefit	(509,463)	(610,829)

Income tax benefit	—	—
Net loss	$(509,463)	$(610,829)
Net accretion of preferred stock to redemption value	7,283	—
Preferred dividends accrued	40,282	—
Net loss available to common shareholders	$(557,028)	$—

Loss per common share

Basic loss per common share	$(0.32)	$(0.35)

Average common shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statement of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income

(Unaudited)

							Accumulated
							Other
	Common Stock		Preferred Stock		Capital	Retained-	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total

Balance, December 31, 2007	1,764,439	$17,644	—	$—	$17,141,232	$(4,309,992)	$86,904	$12,935,788
Net loss						(610,829)		(610,829)

Other comprehensive income, net of taxes of $97,472							102,146	102,146

								(508,683)
Comprehensive loss
Stock and warrant compensation expense			—	—	74,902	—	—	74,902
Balance, March 31, 2008	1,764,439	$17,644		$—	$17.216,134	$(4,920,821)	$189,050	$12,502,007

Balance, December 31, 2008	1,764,439	$17,644	—	$—	$17,436,270	$(7,612,931)	$222,116	$10,063,099
Issuance of Series A Preferred Stock			3,285	3,103,339				3,103,339
Issuance of Series B Preferred Stock			164	181,661				181,661
Accretion of Series A discount on Preferred Stock				8,048		(8,048)		—
Amortization of Series B premium on Preferred Stock				(765)		765		—
Dividends on Preferred Stock						(17,901)		(17,901)
Net loss						(509,463)		(509,463)
Other comprehensive income, net of taxes of $31,967							62,053	62,053
Comprehensive loss								(447,410)
Stock and warrant compensation expense					66,424			66,424
Balance, March 31, 2009	1,764,439	$17,644	3,449	$3,292,283	$17,502,694	$(8,147,578)	$284,169	$12,949,212

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(509,463)	$(610,829)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	177,300	187,866
Depreciation and amortization expense	62,365	64,541
Discount accretion and premium amortization	(19,145)	(14,842)
Stock and warrant compensation expense	66,424	74,902
Decrease in accrued interest receivable	22,943	(11,076)
Decrease in accrued interest payable	(28,547)	55,296
Gain from sale of securities available-for-sale	(51,479)	(71,599)
Gain from sale of premises, furniture and equipment	(3,423)	—
Loss on sale of other real estate owned	—	11,545
Other than temporary impairment in investment securities	60,352	—
Decrease (increase) in other assets	43,705	(159,692)
Increase (decrease) in other liabilities	28,948	(47,234)
Net cash used for operating activities	(150,020)	(521,122)

Cash flows from investing activities:
Purchase of non-marketable equity securities	(98,700)	(160,700)
Proceeds from maturities/calls of securities available-for-sale	420,740	393,634
Proceeds from sale of securities available-for-sale	1,692,154	2,292,342
Proceeds from sale of premises, furniture and equipment	90,865	—
Purchase of securities available-for-sale	(1,371,473)	(1,251,622)
Net increase in loans receivable	(3,895,473)	(16,643,436)
Purchase of premises, furniture and equipment	(48,492)	(184,848)
Net cash used in investing activities	(3,210,379)	(15,554,630)
Cash flow from financing activities:
Increase in noninterest-bearing deposits	1,086,358	2,648,875
(Decrease) increase in interest-bearing deposits	(6,065,982)	14,183,877
Repayments of federal funds purchased	—	(3,658,000)
Proceeds from Federal Home Loan Bank advances	—	3,000,000
Dividends paid on preferred stock	(17,901)	—
Proceeds from issuance of preferred stock	3,285,000	—
Increase in securities sold under agreements to repurchase	—	111,648
Net cash provided (used) by investing activities	(1,712,525)	16,286,400
Net increase (decrease) in cash and cash equivalents	(5,072,924)	210,648
Cash and cash equivalents, beginning of period	7,624,319	4,122,721

Cash and cash equivalents, end of period	$2,551,395	$4,333,369

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

Note 2 — Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flow

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the three months ended March 31, 2009 and 2008 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Net loss per common share — basic computation:
Net loss available to common shareholders	$(557,028)	$(610,829)
Average common shares outstanding - basic	1,764,439	1,764,439
Basic loss per common share	$(0.32)	$(0.35)

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

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Change in unrealized gains on securities available-for-sale	$145,499	$271,217
Reclassification adjustment for gain realized in net income during the period	(51,479)	(71,599)
Net change in unrealized gains on securities	94,020	199,618
Tax effect	(31,967)	(97,472)
Net-of-tax amount	$62,053	$102,146

Note 3 - Recently Issued Accounting Pronouncements

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 — Capital Purchase Program

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

Note 5 - Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$13,266,441	$—

Total	$—	$13,266,441	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired loans	$—	$810,794	$—
Total	$—	$810,794	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission, and the following:

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the three months ended March 31, 2009 and 2008 and also analyzes our financial condition as of March 31, 2009.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed on our Annual Report on Form 10-K.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000; the legislation contemplated a return to the $100,000 limit on December 31, 2009;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of the Capital Purchase Program (the “CPP”) which encourages and allows financial institutions to build capital through the sale of senior preferred shares to the Treasury Department on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”).

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•                  The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

On January 9, 2009, as part of the CPP, we entered into a CPP Purchase Agreement with the Treasury Department, pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (ii) a warrant to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B for an aggregate purchase price of $3,285,000 million in cash.  The CPP Warrant was immediately exercised.

We will participate in the TAGP and have not opted out of the DGP.

Results of Operations

Three months ended March 31, 2009 and 2008

General

Our net loss was $509,463 and $610,829 for the quarters ended March 31, 2009 and 2008, respectively. The decrease in net loss is primarily due to a decrease in salaries and benefits and an increase in our net interest income after provision for loan losses in the first quarter of 2009, due to growth in our loan portfolio.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  The impact of the Federal Reserve’s recent interest rate decreases will result in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the three months ended March 31, 2009 as a result of the bank having more interest-bearing liabilities than interest-earning assets that repriced as market rates decreased over the period.  Our net interest margins for the three months ended March 31, 2009 and 2008 were 2.55% and 3.48%, respectively.

Net interest income was $804,882 for the quarter ended March 31, 2009, compared to $685,603 for the same period in 2008.  Interest income of $1,640,045 for the quarter ended March 31, 2009 included $1,438,695 on loans, $200,667 on investment securities and $683 on federal funds sold.  Interest income of $1,341,054 for the quarter ended March 31, 2008 included $1,145,427 on loans, $188,101 on investment securities and $7,526 on federal funds sold.  Total interest expense of $835,163 for the quarter ended March 31, 2009 included $816,175 related to deposit accounts and $18,988 on federal funds purchased and other borrowings.   Total interest expense of $655,451 for the quarter ended March 31, 2008 included $624,722 related to deposit accounts and $30,729 on federal funds purchased and other borrowings.

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

Our provision for loan losses for the quarter ended March 31, 2009 was $177,300, a decrease of $10,566, or 5.62% over our provision of $187,866 for the quarter ended March 31, 2008.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the quarter ended March 31, 2009 was $52,393 compared to $130,159 for the quarter ended March 31, 2008.  Noninterest income for the quarter ended March 31, 2009 consisted primarily of a gain on sale of investment securities of $51,479, service charges on deposit accounts of $33,250, and were offset by an other than temporary impairment on investment securities of $60,352.  The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Office of the Comptroller of the Currency and placed into receivership on May 1, 2009.  We recorded an impairment charge of $94,993 for the year ended December 31, 2008.  The charge of $60,352 represented the remaining balance of our investment and we do not have any additional exposure to this financial institution.  Noninterest income for the quarter ended March 31, 2008 consisted primarily of a gain on sale of investment securities of $71,599 and mortgage loan origination fees of $37,613.  The decrease of $77,766 is primarily the result of the other than temporary impairment charge on nonmarketable equity securities of $60,352, a decrease of mortgage loan origination fees of $25,141 and a decrease of gain on sale of securities of $20,120.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the quarters ended March 31, 2009 and 2008.

	March 31, 2009	March 31, 2008
Compensation and benefits	$710,659	$750,700
Occupancy and equipment	136,866	147,027
Data processing and related costs	65,201	92,530
Marketing, advertising and shareholder communications	22,285	55,182
Legal and audit	85,124	22,014
Other professional fees	23,925	7,811
Supplies, postage and telephone	27,829	45,006
Insurance	6,699	5,450
Credit related expenses	4,380	28,261
Courier and armored carrier service	2,530	3,093
Regulatory fees and FDIC insurance	63,647	17,518
Other	40,293	64,133
Total noninterest expense	$1,189,438	$1,238,725

The most significant component of noninterest expense is compensation and benefits, which totaled $710,659 for the quarter ended March 31, 2009, compared to $750,700 for the quarter ended March 31, 2008. The decrease is primarily related to staff reductions.  Legal and audit expense of $85,124 increased from $22,014 for the quarter ended March 31, 2008, as a result of having to amend regulatory filings due to the disallowance of the deferred tax asset.  Regulatory fees and FDIC insurance increased from $17,518 for the quarter ended March 31, 2008 to $63,647 for the quarter ended March 31, 2009, primarily due to an increase in the FDIC insurance assessment as total deposits increased significantly over this period.

Income Tax Benefit

The Company had no currently taxable income for the quarter ended March 31, 2009 and 2008.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At March 31, 2009, total assets were $129,910,994 compared to $132,004,104 at December 31, 2008, for a decrease of $2,093,110, or 1.59%.  The decrease in assets resulted from a decrease in cash and cash equivalents as a result of a decrease in total deposits.  Interest-earning assets comprised approximately 96.16% and 94.94% of total assets at March 31, 2009 and December 31, 2008, respectively.  Gross loans totaled $111,178,877and investment securities were $13,740,741 at March 31, 2009. Gross loans totaled $107,547,656 and investment securities were $14,279,170 at December 31, 2008.

Deposits totaled $113,554,936 at March 31, 2009 and $118,534,560 at December 31, 2008.  The decrease of $4,979,624 is primarily due to brokered deposits that were not renewed.  Federal Home Loan Bank Advances were $3,000,000 at March 31, 2009 and December 31, 2008.  Shareholders’ equity was $12,949,212 and $10,063,099 at March 31, 2009 and December 31, 2008, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2009 were $111,178,877, or 89.0% of interest-earning assets and 85.6% of total assets, compared to $107,547,656, or 88.3% of interest-earning assets and 81.5% of total assets at December 31, 2008.

Loans secured by real estate mortgages comprised approximately 86.4% of loans outstanding at March 31, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 11.2% of our loan portfolio at March 31, 2009.  Our construction and development loans represented approximately 16.2% of our loan portfolio at March 31, 2009.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and land development	$18,021,912	16.21%	$17,150,969	15.95%
Commercial	30,856,692	27.75	29,539,423	27.46
Residential mortgages	21,331,924	19.18	20,646,023	19.20
Home equity lines	25,790,843	23.20	25,414,399	23.63
Total real estate	96,001,371	86.34	92,750,814	86.24

Commercial	12,402,041	11.16	11,870,971	11.04
Consumer	2,775,465	2.50	2,925,871	2.72
Gross loans	111,178,877	100%	107,547,656	100%
Less allowance for loan losses	(1,601,888)		(1,688,840)
Total loans, net	$109,576,989		$105,858,816

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008
Balance at beginning of the period	$1,688,840	$552,600
Provision for loan losses	177,300	187,866
Loans charged-off	(264,252)	(7,215)
Recoveries of loans previously charged-off	—	—
Balance at end of the period	$1,601,888	$733,251

The allowance for loan losses was $1,601,888 and $1,688,840 as of March 31, 2009 and December 31, 2008, respectively, and represented 1.44% and 1.57% of outstanding loans at March 31, 2009 and December 31, 2008, respectively.

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

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period especially considering the overall weakness in the commercial real estate market in our market areas.

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

At March 31, 2009 and December 31, 2008 nonaccrual loans totaled $810,794 and $294,596 respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of March 31, 2009 and December 31, 2008 were $113,554,936 and $118,534,560, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending March 31, 2009 and the year ending December 31, 2008.

	March 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	12,276,990	—%	$11,190,632	—%
Interest-bearing checking	4,198,169	0.25	4,358,995	0.76
Money market	28,169,002	2.28	24,274,390	2.91
Savings	696,060	0.80	631,321	0.95
Time deposits less than $100,000	31,006,108	3.76	45,288,107	4.05
Time deposits $100,000 and over	37,208,607	3.43	32,791,115	4.03
Total	113,554,936	3.11%	$118,534,560	3.54%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $76,346,329 and $85,743,445 at March 31, 2009 and December 31, 2008, respectively.  Our loan-to-deposit ratio was 97.91% and 90.73% at March 31, 2009 and December 31, 2008, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2008 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

Borrowings and lines of credit

At March 31, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4,000,000 in unsecured federal funds on a one to fourteen day basis and $6,600,000 in unused federal funds on a one to thirty day basis for general corporate purposes.  One of these federal funds lines for $2,000,000 was issued through a correspondent bank (Silverton, NA) that was placed in receivership on May 1, 2009.  The FDIC has formed a bridge bank, Silverton Bridge Bank, NA, to operate the bank until either a buyer is found or they begin liquidating the assets of the bank.  It is anticipated that this federal funds line will remain in place until July 31, 2009.  We will be evaluating various alternatives to replace this line during the second quarter of 2009.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At March 31, 2009 and December 31, 2008, we had none outstanding.

We are also a member of the Federal Home Loan Bank.  At March 31, 2009 and December 31, 2008 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.   The bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The bank has remaining credit availability of $10,170,000 at the Federal Home Loan Bank.

Capital Resources

Total shareholders’ equity was $12,949,212 at March 31, 2009, an increase of $2,886,113 from $10,063,099 at December 31, 2008. The increase is primarily due to the CPP Agreement we entered into with the Treasury on January 9, 2009 which resulted in the issuance of 3,285 shares of Series A preferred stock and 164 shares of Series B preferred stock for an aggregate amount of $3,285,000.  These amounts were partially offset by our net loss for the period of $509,463.

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

The following table sets forth the bank capital ratios at March 31, 2009. For all periods, the bank was considered “well capitalized”.

(Dollars in thousands)

	Actual		Adequately Capitalized Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$11,307	10.93%	$8,276	8.00%	$10,345	10.00%
Tier 1 capital to risk weighted assets	$10,010	9.67%	$4,141	4.00%	$6,211	6.00%
Tier 1 capital to average assets	$10,010	7.76%	$5,160	4.00%	$6,450	5.00%

We believe that our capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2009.

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

At March 31, 2009 we had issued commitments to extend credit of approximately $19,352,638 through various types of lending arrangements.  At December 31, 2008 we had issued commitments to extend credit of approximately $23,394,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $110,000 at March 31, 2009 and December 31, 2008.

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

At March 31, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2,551,395, or approximately 1.96% of total assets. Our investment securities available for sale at March 31, 2009 amounted to $13,266,441, or approximately 10.21% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At March 31, 2009, $2,534,469 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $10,600,000. Availability on these lines of credit was $10,600,000 at March 31, 2009. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At March 31, 2009 we had $3,000,000 outstanding at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer

32             Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.