Form 10-Q
period 2009-06-30
Congaree Bancshares Inc
filed 2009-08-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 11, 2009.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets:
Cash and due from banks	$2,967,067	$4,130,319
Federal funds sold	6,610,000	3,494,000
Total cash and cash equivalents	9,577,067	7,624,319

Securities available-for-sale	12,817,843	13,843,218
Non-marketable equity securities	474,300	435,952
Loans receivable	110,037,988	107,547,656
Less allowance for loan losses	1,601,888	1,688,840
Loans, net	108,436,100	105,858,816

Premises, furniture and equipment, net	3,512,780	3,667,099
Accrued interest receivable	514,151	472,880
Other assets	113,042	101,820
Total assets	$135,445,283	$132,004,104

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,085,356	$11,190,632
Interest-bearing transaction accounts	4,669,549	4,358,995
Savings and money market	29,127,746	24,905,711
Time deposits $100,000 and over	38,720,058	45,288,107
Other time deposits	34,408,717	32,791,115
Total deposits	$117,011,426	$118,534,560

Federal Home Loan Bank advances	3,000,000	3,000,000
Securities sold under agreements to repurchase	2,155,279	—
Accrued interest payable	218,095	224,434
Other liabilities	304,669	182,011
Total liabilities	$122,689,469	$121,941,005

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,119,435	—
Series B cumulative perpetual preferred stock 164 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	180,130	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,547,605	17,436,270
Retained deficit	(8,361,264)	(7,612,931)
Accumulated other comprehensive income	252,264	222,116

Total shareholders’ equity	12,755,814	10,063,099
Total liabilities and shareholders’ equity	$135,445,283	$132,004,104

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$2,954,443	$2,428,928	$1,515,748	$1,283,501
Securities available for sale, taxable	360,245	365,391	159,578	177,290
Federal funds sold and other	8,699	17,287	8,016	9,761

Total	$3,323,387	$2,811,606	$1,683,342	$1,470,552

Interest expense:
Time deposits $100,000 and over	$671,651	$390,018	$299,448	$208,564
Other deposits	869,954	913,694	425,982	470,426
Other borrowings	39,007	49,776	20,019	19,047

Total	$1,580,612	$1,353,488	$745,449	$698,037

Net interest income	1,742,775	1,458,118	937,893	772,515

Provision for loan losses	177,300	602,668	—	414,802

Net interest income after provision for loan losses	1,565,475	855,450	937,893	357,713

Noninterest income:
Service charges on deposit accounts	$70,109	$35,387	$36,859	$21,715
Residential mortgage origination fees	59,765	82,505	47,293	44,892
Gain on sale of securities available-for-sale	51,479	71,599	—	—
Gain (loss) on sale of other assets	3,423	(11,545)	—	—
Other than temporary impairment of securities	(60,352)	—	—	—
Other	20,027	46,706	7,906	27,886
Total noninterest income	$144,451	$224,652	$92,058	$94,493

Noninterest expenses:
Salaries and employee benefits	$1,301,881	$1,566,655	$591,222	$815,955
Net occupancy	181,450	171,688	91,715	82,027
Furniture and equipment	94,470	113,659	47,341	56,293
Other operating	803,236	751,416	461,321	410,418

Total noninterest expense	$2,381,037	$2,603,418	$1,191,599	$1,364,693

Loss before income tax benefit	(671,111)	(1,523,316)	(161,648)	(912,487)
Income tax benefit	—	—	—	—

Net loss	$(671,111)	$(1,523,316)	$(161,648)	$(912,487)

Net accretion of preferred stock to redemption value	14,565	—	7,282	—
Preferred dividends accrued	85,040	—	44,758	—
Net loss available to common shareholders	$(770,716)	$(1,523,316)	$(213,688)	$(912,487)

Loss per common share

Basic loss per share	$(0.44)	$(0.86)	$(.12)	$(0.52)

Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statement of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income

(Unaudited)

	Common Stock		Preferred Stock		Capital	Retained-	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total

Balance, December 31, 2007	1,764,439	$17,644	—	$—	$17,141,232	$(4,309,992)	$86,904	$12,935,788
Net loss						(1,523,316)		(1,523,316)

Other comprehensive income, net of taxes of $97,472							(83,232)	(83,232)
								(1,606,548)
Comprehensive loss
Stock and warrant compensation expense			—	—	149,802	—	—	149,802
Balance, June 30, 2008	1,764,439	$17,644	—	$—	$17,291,034	$(5,833,308)	$3,672	$11,479,042

Balance, December 31, 2008	1,764,439	$17,644	—	$—	$17,436,270	$(7,612,931)	$222,116	10,063,099
Issuance of Series A Preferred Stock			3,285	3,103,339				3,103,339
Issuance of Series B Preferred Stock			164	181,661				181,661
Accretion of Series A discount on Preferred Stock				16,095		(16,095)		—
Amortization of Series B premium on Preferred Stock				(1,530)		1,530		—
Dividends on Preferred Stock						(62,657)		(62,657)
Net loss						(671,111)		(671,111)
Other comprehensive income, net of taxes of $15,695							30,148	30,148
Comprehensive loss								(640,963)
Stock and warrant compensation expense					111,335			111,335
Balance, June 30, 2009	1,764,439	$17,644	3,449	$3,299,565	$17,547,605	$(8,361,264)	$252,264	$12,755,814

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities
Net loss	$(671,111)	$(1,523,316)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	177,300	602,668
Depreciation and amortization expense	131,927	125,537
Discount accretion and premium amortization	(24,136)	(24,291)
Stock and warrant compensation expense	111,335	149,802
Increase in accrued interest receivable	(41,271)	(84,282)
Increase (decrease) in accrued interest payable	(6,339)	127,351
Gain from sale of securities available-for-sale	(51,479)	(71,599)
Gain from sale of premises, furniture and equipment	(3,423)
Loss on sale of other real estate owned	—	11,545
Other than temporary impairment in investment securities	60,352
Decrease (increase) in other assets	(11,219)	84,394
Increase (decrease) in other liabilities	122,658	(91,782)
Net cash used in operating activities	$(205,406)	$(693,973)

Cash flow from investing activities
Purchase of non-marketable equity securities	(98,700)	(262,700)
Proceeds from maturities/calls of securities available-for-sale	1,322,289	1,185,484
Proceeds from sale of securities available-for-sale	1,692,154	2,292,342
Proceeds from sale of premises, furniture and equipment	90,865	—
Purchase of securities available-for-sale	(1,891,071)	(2,265,133)
Net increase in loans receivable	(2,754,584)	(33,763,731)
Purchase of premises, furniture and equipment	(57,287)	(361,505)
Net cash used in investing activities	$(1,696,334)	$33,175,243)

Cash flow from financing activities
Increase (Decrease) in noninterest-bearing deposits	(1,105,276)	4,017,934
Increase (Decrease) in interest-bearing deposits	(417,858)	29,554,417
Decrease in federal funds purchased	—	(2,723,000)
Proceeds from Federal Home Loan Bank advances	—	3,000,000
Proceeds from issuance of preferred stock	3,285,000	—
Dividends paid on preferred stock	(62,657)	—
Increase (Decrease) in securities sold under agreements to repurchase	2,155,279	(429,014)

Net cash provided by financing activities	$3,854,488	$33,420,337

Net increase (decrease) in cash and cash equivalents	1,952,748	(448,879)

Cash and cash equivalents at beginning of the period	7,624,319	4,122,721

Cash and cash equivalents at end of the period	$9,577,067	$3,673,842

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  There were no dilutive common share equivalents outstanding during the six months and three months ended June 30, 2009 due to the net loss; therefore, basic loss per share and diluted earnings per share were the same.

	For the Six months ended June 30, 2009	For the Three months ended June 30, 2009
Net loss per share — basic computation:
Net loss available to common shareholders	$(770,716)	$(213,688)
Average common shares outstanding - basic	1,764,439	1,764,439
Basic loss per share	$(0.44)	$(0.12)

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

The change in the components of other comprehensive income and related tax effects are as follows for the six months ended June 30, 2009 and 2008:

	2009	2008
Change in unrealized gains (losses) on securities available-for-sale	$97,322	$(54,510)
Reclassification adjustment for gain realized in net income during the period	(51,479)	(71,599)
Net change in unrealized gains on securities	45,843	(126,109)
Tax effect	(15,695)	42,877
Net-of-tax amount	$30,148	$(83,232)

Note 3 - Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

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

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the consolidated financial statements.

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

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  For the second quarter of 2009, the Company evaluated subsequent events through August 14, 2009.  Since SFAS No. 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect the Company’s financial condition, results of operations or cash flows.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 — Capital Purchase Program

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement (including a Side Letter Agreement and the Securities Purchase Agreement - Standard Terms incorporated by reference therein, the “Purchase Agreement”) with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury (i) 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.

Note 5 - Fair Value Measurements

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

FHLB Advances  — For disclosure purposes, the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,967,067	$2,967,067	$4,130,319	$4,130,319
Federal funds sold	6,610,000	6,610,000	3,494,000	3,494,000
Securities available-for-sale	12,817,843	12,817,843	13,843,218	13,843,218
Nonmarketable equity securities	474,300	474,300	435,952	435,952
Loans receivable, net	108,436,100	108,170,112	105,858,816	106,069,160
Accrued interest receivable	514,151	514,151	472,880	472,880

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	43,882,651	43,882,651	40,455,338	40,455,338
Certificates of deposit and other time deposits	73,128,775	72,912,000	78,079,222	78,662,000
Federal funds purchased	—	—	—	—
Federal Home Loan Bank advances	3,000,000	3,061,757	3,000,000	3,104,207
Securities sold under agreements to repurchase	2,155,279	2,155,279	—	—
Accrued interest payable	218,095	218,095	224,434	224,434

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$14,143,000	$—	$23,284,400	$—

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$12,817,843	$—

Total	$—	$12,817,843	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2009:

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired loans	$—	$5,082,386	$—
Total	$—	$5,082,386	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 6 — Investment Securities

The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2009
Government sponsored enterprises	$6,099,073	$196,436	$—	$6,295,509
Mortgage-backed securities	6,336,551	193,491	7,708	6,522,334

	$12,435,624	$389,927	$7,708	$12,817,843

December 31, 2008
Government sponsored enterprises	$7,017,105	$121,566	$4,226	$7,134,445
Mortgage-backed securities	6,489,572	220,921	1,720	6,708,773

	$13,506,677	$342,487	$5,946	$13,843,218

Proceeds from sales of available-for-sale securities were $1,692,154 and $2,292,342 for the period ended June 30, 2009 and June 30, 2008, respectively.  Gross gains of $51,479 and $71,599 were recognized on those sales for the period ended June 30, 2009 and June 30, 2008, respectively.    The amortized costs and fair values of investment securities at June 30, 2009, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Amortized
	Cost	Fair Value
Due within one year	$808,360	$808,963
Due after one through five years	1,305,406	1,328,550
Due after five through ten years	4,360,256	4,523,960
Due after ten years	5,961,602	6,156,370

Total securities	$12,435,624	$12,817,843

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at June 30, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$—	—	$—	$—	$—	—
Mortgage-backed securities	510,640	7,708	—	—	510,640	7,708

	$510,640	$7,708	$—	$—	$510,640	$7,708

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2008.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$930,504	$4,226	$—	$—	$930,504	$4,226
Mortgage-backed securities	646,496	1,720	—	—	646,496	1,720

	$1,577,000	$5,946	$—	$—	$1,577,000	$5,946

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at June 30, 2009 or December 31, 2008.

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

At June 30, 2009, securities with an amortized cost of $4,551,540 and an estimated fair value of $4,673,731 were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the six months and three months ended June 30, 2009 and 2008 and also analyzes our financial condition as of June 30, 2009.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

On January 9, 2009, as part of the CPP, we entered into a CPP Purchase Agreement with the Treasury Department, pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (ii) a warrant to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B for an aggregate purchase price of $3,285,000 in cash.  The CPP Warrant was immediately exercised.

We participate in the TAGP and have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Six and three months ended June 30, 2009 and 2008

General

Our net loss was $671,111 and $1,523,316 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in net loss is primarily due to a reduction in the provision for loan losses, a reduction in staff, and an increase in loan volume and renewals which resulted in additional interest income as lower interest earning assets were replaced with higher interest earning assets.

Our net loss was $161,648 and $912,487 for the quarters ended June 30, 2009 and 2008, respectively. The decrease in net loss is primarily due to a reduction in the provision for loan losses, a reduction in staff, and an increase in loan volume and renewals which resulted in additional interest income as lower interest earning assets were replaced with higher interest earning assets.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  The impact of the Federal Reserve’s recent interest rate decreases will have resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the six months ended June 30, 2009 as a result of the Bank having more interest-bearing assets than interest-earning liabilities that repriced as market rates decreased over the period.  Our net interest margin for the six months ended June 30, 2009 and 2008 were 2.76% and 3.35%, respectively.  Our net interest margin for the three months ended June 30, 2009 and 2008 were 2.96% and 3.24% respectively.

Net interest income was $1,742,775 during the six months ended June 30, 2009, compared to $1,458,118 for the same period in 2008.  Interest income of $3,323,387 for the six months ended June 30, 2009 included $2,954,443 on loans, $360,245 on investment securities and $8,699 on federal funds sold and other.  Total interest expense of $1,580,612 for the six months ended June 30, 2009 included $1,541,605 related to deposit accounts and $39,007 on Federal Home Loan Advances and other borrowings.

Net interest income was $937,893 for the quarter ended June 30, 2009, compared to $772,515 for the same period in 2008.  Interest income of $1,683,342 for the quarter ended June 30, 2009 included $1,515,748 on loans, $159,578 on investment securities and $8,016 on federal funds sold and other.  Total interest expense of $745,449 for the quarter ended June 30, 2009 included $725,430 related to deposit accounts and $20,019 on Federal Home Loan Advances.

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

Our provision for loan losses for the six months ended June 30, 2009 was $177,300 a decrease of $425,368, or 70.6% over our provision of $602,668 for the six months ended June 30, 2008. Our provision for loan losses for the quarter ended June 30, 2009 was $0 a decrease of $414,802, or 100.00% over our provision of $414,802 for the quarter ended June 30, 2008.   The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income during the six months ended June 30, 2009 was $144,451 compared to $224,652 for the same period in 2008.  Noninterest income for the six months ended June 30, 2009 consisted primarily of gain on sale of investment securities of $51,479, service charges on deposit accounts of $70,109, mortgage loan origination fees of $59,765, and were offset by an other than temporary impairment on investment securities of $60,352.  The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Comptroller of the Currency and placed into receivership on May 1, 2009. We previously recorded an impairment charge of $94,993 for the year ended December 31, 2008, with respect to this equity investment. The charge of $60,352 represented the remaining balance of our investment and we do not have any additional exposure to this financial institution.  Noninterest income for the six months ended June 30, 2008 consisted primarily of mortgage loan origination fees of $82,505 and gain on sale of investment securities of $71,599.  The decrease of $80,201 is primarily the result of the other than temporary impairment charge of $60,352 and a decrease of $22,740 in residential mortgage origination fees.

Noninterest income for the quarter ended June 30, 2009 was $92,058 compared to $94,493 for the quarter ended June 30, 2008.  Noninterest income for the quarters ended June 30, 2009 and 2008 consisted primarily of mortgage loan origination fees and service charges on deposit accounts.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six months and quarters ended June 30, 2009 and 2008.

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation and benefits	$1,301,881	$1,566,655	$591,222	$815,955
Occupancy and equipment	275,920	285,347	139,056	160,566
Data processing and related costs	157,842	172,603	92,641	79,533
Marketing, advertising and shareholder communications	58,505	141,514	36,220	57,463
Legal and audit	170,853	151,901	85,729	119,133
Other professional fees	49,335	5,151	25,410	3,999
Supplies, postage and telephone	50,728	98,015	22,899	53,010
Insurance	20,133	21,810	13,434	13,849
Credit related expenses	14,767	56,663	10,387	28,403
Courier and armored carrier service	7,612	5,683	5,082	3,153
Regulatory fees and FDIC insurance	172,332	39,493	108,685	21,976
Other	101,129	58,583	60,834	7,653
Total noninterest expense	$2,381,037	$2,603,418	$1,191,599	$1,364,693

The most significant component of noninterest expense is compensation and benefits, which totaled $1,301,881 for the six months ended June 30, 2009, compared to $1,566,655 for the six months ended June 30, 2008. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $39,493 for the six months ended June 30, 2008 to $172,332 for the six months ended June 30, 2009, primarily due to an increase in FDIC insurance assessments and the special assessment.

The most significant component of noninterest expense is compensation and benefits, which totaled $591,222 for the quarter ended June 30, 2009, compared to $815,955 for the quarter ended June 30, 2008. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $21,976 for the quarter ended June 30, 2008 to $108,685 for the quarter ended June 30, 2009, primarily due to an increase in FDIC insurance assessments and the special assessment.

Income Tax Benefit

The Company had no currently taxable income for the six months and three months ended June 30, 2009 and 2008.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At June 30, 2009, total assets were $135,445,283 compared to $132,004,104 at December 31, 2008, for an increase of $3,441,179, or 2.6%.  The increase in assets resulted from an increase in net loans and an increase in cash and cash equivalents.  Interest-earning assets comprised approximately 94.8% and 91.0% of total assets at June 30, 2009 and December 31, 2008, respectively.  Gross loans totaled $110,037,988 and investment securities were $13,292,143 at June 30, 2009.

Deposits totaled $117,011,426 at June 30, 2009 and $118,534,560 at December 31, 2008. Federal Home Loan Bank Advances were $3,000,000 and securities sold under agreements to repurchase were $2,155,279 at June 30, 2009.  Shareholders’ equity was $12,755,814 and $10,063,099 at June 30, 2009 and December 31, 2008.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2009 were $110,037,988, or 84.7% of interest-earning assets and 81.2% of total assets, compared to $107,547,656, or 88.3% of interest-earning assets and 81.5% of total assets at December 31, 2008.

Loans secured by real estate mortgages comprised approximately 86.52% of loans outstanding at June 30, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 10.97% of our loan portfolio at June 30, 2009.  Our construction and development loans represented approximately 15.79% of our loan portfolio at June 30, 2009.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$17,375,214	15.79%	$17,150,969	15.95%
Commercial	31,298,391	28.44	29,539,423	27.46
Residential mortgages	20,228,739	18.38	20,646,023	19.20
Home equity lines	26,314,114	23.91	25,414,399	23.63
Total real estate	$95,216,458	86.52	$92,750,814	86.24

Commercial	12,073,437	10.97	11,870,971	11.04
Consumer	2,748,093	2.51	2,925,871	2.72
Gross loans	110,037,988	100.00%	107,547,656	100.00%
Less allowance for loan losses	(1,601,888)		(1,688,840)
Total loans, net	$108,436,100		$105,858,816

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2009 and 2008 is presented below:

	Six Months Ended June 30,
	2009	2008
Balance at beginning of the period	$1,688,840	$552,600
Provision for loan losses	177,300	602,668
Loans charged-off	(264,252)	(7,215)
Recoveries of loans previously charged-off	—	—
Balance at end of the period	$1,601,888	$1,148,053

The allowance for loan losses was $1,601,888 and $1,688,840 as of June 30, 2009 and December 31, 2008, respectively, and represented 1.46% and 1.57% of outstanding loans at June 30, 2009 and December 31, 2008, respectively.

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

Due to our short operating history, the loans in our loan portfolio and our lending relationships are of very recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process known as seasoning. As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Periodically, we will adjust the amount of the allowance based on changing circumstances. We will charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.

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

At June 30, 2009 and December 31, 2008, nonaccrual loans totaled $1,057,826 and $294,596, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.  At June 30, 2009, there was one loan with a principal balance of $943,530 which was more than 90 days past due and still accruing interest.  The past due interest amount was subsequently collected and the loan is considered a performing asset.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2009 and December 31, 2008 were $117,011,426 and $118,534,560, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending June 30, 2009 and the year ending December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$10,085,356	—%	$11,190,632	—%
Interest-bearing checking	4,669,549	0.28	4,358,995	0.76
Money market	28,479,028	2.06	24,274,390	2.91
Savings	648,718	0.79	631,321	0.95
Time deposits less than $100,000	34,408,717	3.30	45,288,107	4.05
Time deposits $100,000 and over	38,720,058	3.04	32,791,115	4.03
Total	$117,011,426	2.74%	$118,534,560	3.54%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $78,291,368 and $85,743,445 at June 30, 2009 and December 31, 2008, respectively. Our loan-to-deposit ratio was 92.67% and 90.73% at June 30, 2009 and December 31, 2008, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2008 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

Borrowings and lines of credit

At June 30, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $6,600,000 in unsecured federal funds on a one to 20 day basis and $2,000,000 in unsecured federal funds on a one to 30 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At June 30, 2009 and December 31, 2008, we had none outstanding.

We are also a member of the Federal Home Loan Bank.  At June 30, 2009 and December 31, 2008 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,170,000 at the Federal Home Loan Bank.  Securities sold under agreements to repurchase were $2,155,279 at June 30, 2009.

Capital Resources

Total shareholders’ equity was $12,755,814 at June 30, 2009, an increase of $2,692,715 from $10,063,099 at December 31, 2008. The increase is primarily due to the CPP Agreement we entered into with the Treasury on January 9, 2009 which resulted in the issuance of 3,285 shares of Series A preferred stock and 164 shares of Series B preferred stock for an aggregate amount of $3,285,000.  These amounts were partially offset by our net loss for the period of $671,111.

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

The following table sets forth the Bank’s capital ratios at June 30, 2009. For all periods, the Bank was considered “well capitalized”.

(Dollars in thousands)

	Actual		Adequately Capitalized Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$11,169	10.78%	$8,290	8.00%	$10,362	10.00%
Tier 1 capital to risk weighted assets	$9,861	9.51%	$4,145	4.00%	$6,217	6.00%
Tier 1 capital to average assets	$9,861	7.51%	$5,254	4.00%	$6,567	5.00%

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

At June 30, 2009, we had issued commitments to extend credit of approximately $14,033,000 through various types of lending arrangements.   At December 31, 2008, we had issued commitments to extend credit of approximately $23,284,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $110,000 at June 30, 2009 and December 31, 2008.

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

At June 30, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $9,577,067, or approximately 7.07% of total assets. Our investment securities available for sale at June 30, 2009 amounted to $12,817,843, or approximately 9.46% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At June 30, 2009, $4,551,540 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $8,600,000. Availability on these lines of credit was $8,600,000 at June 30, 2009. We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2009, we had $3,000,000 outstanding at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                 There are no pending material legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                 Not applicable.

Item 3. Default Upon Senior Securities

                 Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

                Our Annual Meeting of Shareholders was held on June 18, 2009.  Due to a lack of quorum, however, the meeting was adjourned and was reconvened on July 15, 2009.  There were two matters submitted to shareholders at the meeting.  The first matter was the election of four Class III directors.  The second matter was a non-binding resolution to approve the compensation of our named executive officers.

The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).  The results of the 2009 Annual Meeting of Shareholders were as follows:

Proposal No. 1

Samuel M. Corley, David S. Murray, Jr., Nitin C. Shah and John D. Thompson were nominated as Class III directors to serve a three-year term expiring at the 2012 Annual Meeting of Shareholders.

Nominees	For	Against (Withheld)
Samuel M. Corley	916,841	12,500
David S. Murray, Jr.	916,841	12,500
Nitin C. Shah	916,841	12,500
John D. Thompson	917,641	11,700

The other directors that continued in office after the meeting are as follows:

Class I	Class II

Thomas Hal Derrick	J. Kevin Reeley
Charlie T. Lovering	Dr. Larry J. Stroud
Stephen P. Nivens	Donald E. Taylor
E. Daniel Scott	Harry Michael White

Proposal No. 2

The Recovery Act includes a provision commonly referred to as a “Say on Pay” proposal, which requires all TARP participants to permit a non-binding shareholder vote to approve the compensation of named executive officers.  As a TARP participant, we provided our shareholders the opportunity to endorse or not endorse the Company’s executive pay program and policies for its named executive officers through a non-binding resolution.  The number of votes which approved the non-binding resolution was 878,608, while 39,683 voted against the resolution, and 11,050 votes were abstained.

There were no other matters voted on by the Company’s shareholders at our 2009 annual shareholder meeting.

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

Date: August 14, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.