Form 10-Q
period 2009-09-30
Congaree Bancshares Inc
filed 2009-11-13
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 13, 2009.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Assets:
Cash and due from banks	$2,481,558	$4,130,319
Federal funds sold	9,795,000	3,494,000
Total cash and cash equivalents	12,276,558	7,624,319

Securities available-for-sale	10,684,654	13,843,218
Non-marketable equity securities	474,300	435,952
Loans receivable	108,942,793	107,547,656
Less allowance for loan losses	1,446,382	1,688,840
Loans, net	107,496,411	105,858,816

Premises, furniture and equipment, net	3,472,064	3,667,099
Accrued interest receivable	438,483	472,880
Other real estate owned	501,037	—
Other assets	132,523	101,820
Total assets	$135,476,030	$132,004,104

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,649,814	$11,190,632
Interest-bearing transaction accounts	4,203,834	4,358,995
Savings and money market	30,711,049	24,905,711
Time deposits $100,000 and over	45,753,368	45,288,107
Other time deposits	26,146,843	32,791,115
Total deposits	$117,464,908	$118,534,560

Federal Home Loan Bank advances	3,000,000	3,000,000
Securities sold under agreements to repurchase	1,773,313	—
Accrued interest payable	92,973	224,434
Other liabilities	300,397	182,011
Total liabilities	$122,631,591	$121,941,005

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,127,483	—
Series B cumulative perpetual preferred stock 164 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	179,365	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,603,272	17,436,270
Retained deficit	(8,357,456)	(7,612,931)
Accumulated other comprehensive income	274,131	222,116

Total shareholders’ equity	12,844,439	10,063,099
Total liabilities and shareholders’ equity	$135,476,030	$132,004,104

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$4,479,560	$3,940,726	$1,525,117	$1,511,798
Securities available for sale, taxable	510,540	557,767	150,295	192,376
Federal funds sold and other	13,488	27,951	4,789	10,665
Total	$5,003,588	$4,526,444	$1,680,201	$1,714,839
Interest expense:
Time deposits $100,000 and over	$957,491	$690,680	$285,840	$300,662
Other deposits	1,231,535	1,413,985	361,581	500,291
Other borrowings	59,688	81,690	20,681	31,914
Total	$2,248,714	$2,186,355	$668,102	$832,867
Net interest income	2,754,874	2,340,089	1,012,099	881,972
Provision for loan losses	177,300	945,403	—	342,735
Net interest income after provision for loan losses	2,577,574	1,394,686	1,012,099	539,237
Noninterest income:
Service charges on deposit accounts	$118,810	$63,951	$48,701	$28,564
Residential mortgage origination fees	70,508	125,629	10,743	43,124
Gain on sale of securities available-for-sale	114,571	71,599	63,092	—
Gain (loss) on sale of other assets	3,423	(11,545)	—	—
Other than temporary impairment of securities	(60,352)	—	—	—
Other	18,276	65,602	(1,751)	18,896
Total noninterest income	$265,236	$315,236	$120,785	$90,584
Noninterest expenses:
Salaries and employee benefits	$1,830,403	$2,362,893	$528,522	$796,238
Net occupancy	285,872	275,793	104,422	104,105
Furniture and equipment	139,975	167,417	45,505	53,758
Other operating	1,179,444	1,111,376	376,208	359,958
Total noninterest expense	$3,435,694	$3,917,479	$1,054,657	$1,314,059
Income (loss) before income tax benefit	(592,884)	(2,207,557)	78,227	(684,238)
Income tax benefit	—	—	—	—
Net income (loss)	$(592,884)	$(2,207,557)	$78,227	$(684,238)
Net accretion of preferred stock to redemption value	21,848	—	7,282	—
Preferred dividends accrued	129,793	—	44,753	—
Net income (loss) available to common shareholders	$(744,525)	$(2,207,557)	$26,192	$(684,238)

(Income) loss per common share

Basic income (loss) per share	$(0.42)	$(1.25)	$.01	$(0.39)
Average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statement of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Retained-	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total

Balance, December 31, 2007	—	$—	1,764,439	$17,644	$17,141,232	$(2,913,102)	$86,904	$14,332,678
Net loss						(1,457,213)		(1,457,213)

Other comprehensive income, net of taxes of $97,472							(47,200)	(47,200)
								(1,504,413)
Comprehensive loss
Stock and warrant compensation expense			—	—	222,421	—	—	222,421
Balance, September 30, 2008	—	$—	1,764,439	$17,644	$17,363,653	$(4,370,315)	$39,704	$13,050,686

Balance, December 31, 2008	—	$—	1,764,439	$17,644	$17,436,270	$(7,612,931)	$222,116	10,063,099
Issuance of Series A Preferred Stock	3,285	3,103,339						3,103,339
Issuance of Series B Preferred Stock	164	181,661						181,661
Accretion of Series A discount on Preferred Stock		24,144				(24,144)		—
Amortization of Series B premium on Preferred Stock		(2,296)				2,296		—
Dividends on Preferred Stock						(129,793)		(129,793)
Net loss						(592,884)		(592,884)
Other comprehensive income, net of taxes of $26,794							52,015	52,015
Comprehensive loss								(540,869)
Stock and warrant compensation expense					167,002			167,002
Balance, September 30, 2009	3,449	$3,306,848	1,764,439	$17,644	$17,603,272	$(8,357,456)	$274,131	$12,844,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities
Net loss	$(592,884)	$(2,207,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	177,300	945,403
Depreciation and amortization expense	192,043	190,478
Discount accretion and premium amortization	(26,567)	(43,163)
Stock and warrant compensation expense	167,002	222,421
(Increase) decrease in accrued interest receivable	34,397	(78,582)
Increase (decrease) in accrued interest payable	(131,461)	195,289
Gain from sale of securities available-for-sale	(114,571)	(71,599)
Gain from sale of premises, furniture and equipment	(3,423)	—
Loss on sale of other real estate owned	—	11,545
Other than temporary impairment in investment securities	60,352	—
Increase in other assets	(30,703)	(261,123)
Increase in other liabilities	69,206	33,150
Net cash used in operating activities	$(199,309)	$(1,063,738)

Cash flow from investing activities
Purchase of non-marketable equity securities	(98,700)	(262,700)
Proceeds from maturities/calls of securities available-for-sale	2,757,018	1,971,365
Proceeds from sale of securities available-for-sale	3,530,088	2,292,342
Purchase of securities available-for-sale	(2,908,596)	(3,275,133)
Net increase in loans receivable	(2,315,932)	(50,659,195)
Proceeds from sale of premises, furniture and equipment	90,865	—
Purchase of premises, furniture and equipment	(84,450)	(475,672)
Net cash provided (used) by investing activities	$970,293	$(50,408,993)

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	(540,818)	5,470,894
Increase (decrease) in interest-bearing deposits	(528,834)	48,728,423
Decrease in federal funds purchased	—	(3,658,000)
Proceeds from Federal Home Loan Bank advances	—	3,000,000
Increase (decrease) in securities sold under agreements to repurchase	1,773,313	(867,609)
Proceeds from issuance of preferred stock	3,285,000	—
Dividends paid on preferred stock	(107,406)	—

Net cash provided by financing activities	$3,881,255	$52,673,708

Net increase in cash and cash equivalents	4,652,239	1,200,977

Cash and cash equivalents at beginning of the period	7,624,319	4,122,721

Cash and cash equivalents at end of the period	$12,276,558	$5,323,698

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2008 as filed with the Securities and Exchange Commission.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  All potential dilutive common shares would have an anti-dilutive effect on income (loss) per share.  Diluted income (loss) per share is the same as basic income (loss) per share for the three and nine months ending September 30, 2009.

	For the Nine months ended September 30, 2009	For the Three months ended September 30, 2009
Net income (loss) per share – basic computation:
Net income (loss) available to common shareholders	$(744,524)	$26,192
Average common shares outstanding - basic	1,764,439	1,764,439
Basic and fully diluted income (loss) per share	$(0.42)	$0.01

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the nine months ended September 30, 2009 and 2008:

	2009	2008
Change in unrealized gains on securities available-for-sale	$193,380	$84
Reclassification adjustment for gain realized in net income during the period	(114,571)	(71,599)
Net change in unrealized gains on securities	78,809	(71,515)
Tax effect	(26,794)	24,315
Net-of-tax amount	$52,015	$(47,200)

Note 3 - Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

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

The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

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

Note 5 - Fair Value Measurements

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (FASB ASC 825-10-50) (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

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

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

The Company adopted SFAS No. 157 (FASB ASC 825-10-50) (“SFAS 157”) at the beginning of our 2008 fiscal year. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category also includes impaired loans and other real estate owned where collateral values have been based on third party appraisals.

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

In determining appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

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

Other Real Estate Owned - Other real estate owned are adjusted to fair value upon the transfer of the loan to other real estate owned. Subsequently, other real estate properties are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

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

FHLB Advances  - For disclosure purposes, the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  Because these commitments are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,481,558	$2,481,558	$4,130,319	$4,130,319
Federal funds sold	9,795,000	9,795,000	3,494,000	3,494,000
Securities available-for-sale	10,684,654	10,684,654	13,843,218	13,843,218
Nonmarketable equity securities	474,300	474,300	435,952	435,952
Loans receivable, net	107,496,411	108,128,451	105,858,816	106,069,160

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	45,564,697	45,564,697	40,455,338	40,455,338
Certificates of deposit and other time deposits	71,900,211	72,597,659	78,079,222	78,662,000
Federal Home Loan Bank advances	3,000,000	3,071,051	3,000,000	3,104,207
Securities sold under agreements to repurchase	1,773,313	1,773,313	—	—

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$16,316,000	$—	$23,284,400	$—

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009.

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$—	$10,684,654	$—

Total	$—	$10,684,654	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of September 30, 2009 for which a nonrecurring change in fair value has been recorded during the period ended September 30, 2009.

	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Other real estate owned	$—	$501,037	$—

Impaired loans	—	3,283,886	—

Total	$—	$3,784,923	$—

The Company predominantly lends with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 6 — Investment Securities

The amortized cost and estimated fair values of securities available for sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2009
Government sponsored enterprises	$4,895,740	$231,820	$—	$5,127,560
Mortgage-backed securities	5,373,564	185,020	1,490	5,557,094
	$10,269,304	$416,840	$1,490	$10,684,654

December 31, 2008
Government sponsored enterprises	$7,017,105	$121,566	$4,226	$7,134,445
Mortgage-backed securities	6,489,572	220,921	1,720	6,708,773
	$13,506,677	$342,487	$5,946	$13,843,218

Proceeds from sales of available-for-sale securities were $3,530,088 and $2,292,342 for the period ended September 30, 2009 and September 30, 2008, respectively.  Gross gains of $114,571 and $71,599 were recognized on those sales for the period ended September 30, 2009 and September 30, 2008, respectively.    The amortized costs and fair values of investment securities at September 30, 2009, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Amortized
	Cost	Fair Value

Due within one year	$—	$—
Due after one through five years	2,394,058	2,488,715
Due after five through ten years	2,810,382	2,929,917
Due after ten years	5,064,864	5,266,022
Total securities	$10,269,304	$10,684,654

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at September 30, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$—	—	$—	$—	$—	—
Mortgage-backed securities	1,743,726	1,490	—	—	1,743,726	1,490
	$1,743,726	$1,490	$—	$—	$1,743,726	$1,490

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

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at September 30, 2009 or December 31, 2008.

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

At September 30, 2009, securities with an amortized cost of $3,677,838 and an estimated fair value of $3,851,312 were pledged to secure public deposits as required by law and as collateral for securities sold under agreement to repurchase.

Note 7 — Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through November 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”), and the following:

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

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the nine months and three months ended September 30, 2009 and 2008 and also analyzes our financial condition as of September 30, 2009.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed with the SEC on our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Currently, we have a full valuation allowance reserved for the deferred tax assets.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 12 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.   In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                 The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the Treasury Department to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

•                 On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                 The Transaction Account Guarantee Program (“TAGP”), which originally provided unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts, has been extended to provide unlimited deposit insurance through June 30, 2010.  Institutions will have an opportunity to opt out of the extension.  The extended program imposes an increased assessment and a risk-based fee system on participating entities, which will range from 15 to 25 basis points depending on the institution’s Risk Category rating;

•                 The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On May 29, 2009, the FDIC issued a final rule to extend the DGP and impose surcharges on existing rates for certain debt issuances.  This extension allows all participating depository institutions and other participating entities that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009.  For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized).  A surcharge will be imposed on debt issued with a maturity of one year or greater after April 1, 2009.  On October 23, 2009, the FDIC adopted a final rule to phase out the DGP.  The final rule terminates the DGP as of October 31, 2009, but provides for a six month emergency guarantee facility for companies that, because of circumstances beyond their control, are unable to issue non-guaranteed debt to replace maturing unsecured debt.

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

On January 9, 2009, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement with the U.S. Treasury Department (the “CPP Agreement”), pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and (ii) a warrant to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “CPP Warrant”) for an aggregate purchase price of $3,285,000 in cash.  The CPP Warrant was immediately exercised.

We participate in the TAGP and will participate in the extended TAGP.  We have not opted out of the DGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs have increased and will continue to increase significantly throughout 2009.  Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.  The following discussion and analysis describes our performance in this challenging economic environment.

Results of Operations

Nine and three months ended September 30, 2009 and 2008

General

Our net loss was $592,884 and $2,207,557 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net loss is primarily due to a reduction in the provision for loan losses, a reduction in staff, and an increase in loan volume and renewals which resulted in additional interest income as lower interest earning assets were replaced with higher interest earning assets.

Our net income was $78,227 for the quarter ended September 30, 2009, compared to a net loss of $684,238 for the same period in 2008. The change from a net loss position to net income position is primarily due to a reduction in the provision for loan losses, a reduction in staff, and a decrease in interest expense related to our deposits and other borrowings.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-

earning assets and interest-bearing liabilities.  The impact of the Federal Reserve’s recent interest rate decreases have resulted in a decrease in both the yields on our variable rate assets and the rates that we pay for our short-term deposits and borrowings.  The net interest spread and net interest margin decreased during the nine months ended September 30, 2009 as a result of the Bank having more interest-bearing assets than interest-earning liabilities that repriced as market rates decreased over the period.  Our net interest margin for the nine months ended September 30, 2009 and 2008 were 2.91% and 3.26%, respectively.  Our net interest margin for the three months ended September 30, 2009 and 2008 were 3.21% and 3.11%, respectively.

Net interest income was $2,754,874 for the nine months ended September 30, 2009, compared to $2,340,089 for the same period in 2008.  Interest income of $5,003,588 for the nine months ended September 30, 2009 included $4,479,560 on loans, $510,540 on investment securities and $13,488 on federal funds sold and other.  Total interest expense of $2,248,714 for the nine months ended September 30, 2009 included $2,189,026 related to deposit accounts and $59,688 on Federal Home Loan Advances and other borrowings.

Net interest income was $1,012,099 for the quarter ended September 30, 2009, compared to $881,972 for the same period in 2008.  Interest income of $1,680,201 for the quarter ended September 30, 2009 included $1,525,117 on loans, $150,295 on investment securities and $4,789 on federal funds sold and other.  Total interest expense of $668,102 for the quarter ended September 30, 2009 included $647,421 related to deposit accounts and $20,681 on Federal Home Loan Advances.

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

Our provision for loan losses for the nine months ended September 30, 2009 was $177,300, a decrease of $768,103, or 81.2% over our provision of $945,403 for the nine months ended September 30, 2008. We did not record a provision for loan losses for the quarter ended September 30, 2009, as compared to a provision of $342,735 for the quarter ended September 30, 2008.   The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance. See our discussion under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2009 was $265,236 compared to $315,236 for the same period in 2008.  Noninterest income for the nine months ended September 30, 2009 consisted primarily of gains on sale of investment securities of $114,571, service charges on deposit accounts of $118,810, mortgage loan origination fees of $70,508, and were offset by an other than temporary impairment on investment securities of $60,352.  The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Comptroller of the Currency and placed into receivership on May 1, 2009. We previously recorded an impairment charge of $94,993 for the year ended December 31, 2008, with respect to this equity investment. The charge of $60,352 represented the remaining balance of our investment and we do not have any additional exposure to this financial institution. Noninterest income for the nine months ended September 30, 2008 consisted primarily of mortgage loan origination fees of $125,629 and a gain on the sale of investment securities of $71,599.  The decrease of $50,000 for the nine months ended September 30, 2009 is primarily the result of the other than temporary impairment charge of $60,352 and a decrease of $55,121 in residential mortgage origination fees.

Noninterest income for the quarter ended September 30, 2009 was $120,785 compared to $90,584 for the quarter ended September 30, 2008.  Noninterest income for the quarter ended September 30, 2009 consisted primarily of mortgage loan origination fees of $10,743, service charges on deposit accounts of $48,701, and a gain on the sale of securities available for sale of $63,092.  Noninterest income for the quarter ended September 30, 2008 consisted primarily of mortgage loan origination fees of $43,124 and service charges on deposit accounts of $28,564.  The increase of approximately $30,200 for the quarter ended September 30, 2009 is primarily the result of a $63,092 gain on the sale of securities available for sale, a $20,137 increase in service charges on deposit accounts, offset by a decrease of $32,381 in residential mortgage origination fees.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine months and quarters ended September 30, 2009 and 2008.

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation and benefits	$1,830,403	$2,362,893	$528,522	$796,238
Occupancy and equipment	425,847	443,210	149,927	157,863
Data processing and related costs	254,863	258,563	97,021	85,960
Marketing, advertising and shareholder communications	93,411	136,372	34,906	(5,142)
Legal and audit	255,803	177,239	84,950	44,599
Other professional fees	66,525	24,412	17,190	—
Supplies, postage and telephone	70,513	137,816	19,785	39,801
Insurance	23,298	30,861	3,165	9,051
Credit related expenses	27,685	96,483	12,918	39,820
Courier and armored carrier service	11,784	11,046	4,172	5,363
Regulatory fees and FDIC insurance	246,134	66,963	73,802	27,470
Other	129,428	171,621	28,299	113,036
Total noninterest expense	$3,435,694	$3,917,479	$1,054,657	$1,314,059

The most significant component of noninterest expense is compensation and benefits, which totaled $1,830,403 for the nine months ended September 30, 2009, compared to $2,362,893 for the nine months ended September 30, 2008. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $66,963 for the nine months ended September 30, 2008 to $246,134 for the nine months ended September 30, 2009, primarily due to an increase in FDIC insurance assessments and the special assessment.

The most significant component of noninterest expense is compensation and benefits, which totaled $528,522 for the quarter ended September 30, 2009, compared to $796,238 for the quarter ended September 30, 2008. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $27,470 for the quarter ended September 30, 2008 to $73,802 for the quarter ended September 30, 2009, primarily due to an increase in FDIC insurance assessments.

Income Tax Benefit

The Company had no currently taxable income for the nine months ended September 30, 2009 and 2008.  The Company had no currently taxable income for the quarter ended September 30, 2008 and only a limited amount of income for the quarter ended September 30, 2009. The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At September 30, 2009, total assets were $135,476,030 compared to $132,004,104 at December 31, 2008, an increase of $3,471,926, or 2.7%.  The increase in assets resulted primarily from an increase of $1,637,595 in net loans and an increase of $4,652,239 in cash and cash equivalents, offset by a decrease in securities available for sale of $3,158,564.  Interest-earning assets comprised approximately 94.8% and 93.6% of total assets at September 30, 2009 and December 31, 2008, respectively.  Gross loans totaled $108,942,793 and investment securities were $11,158,954 at September 30, 2009.

Deposits totaled $117,464,908 at September 30, 2009 and $118,534,560 at December 31, 2008. Federal Home Loan Bank advances were $3,000,000 and securities sold under agreements to repurchase were $1,773,313 at September 30, 2009.  Shareholders’ equity was $12,844,439 and $10,063,099 at September 30, 2009 and December 31, 2008.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2009 were $108,942,793, or 84.8% of interest-earning assets and 80.4% of total assets, compared to $107,547,656, or 88.3% of interest-earning assets and 81.5% of total assets at December 31, 2008.

Loans secured by real estate mortgages comprised approximately 86.4% of loans outstanding at September 30, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 11.4% of our loan portfolio at September 30, 2009.  Our construction and development loans represented approximately 15.1% of our loan portfolio at September 30, 2009.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$16,448,177	15.10%	$17,150,969	15.95%
Commercial	32,115,059	29.48	29,539,423	27.46
Residential mortgages	18,049,256	16.57	20,646,023	19.20
Home equity lines	27,477,045	25.22	25,414,399	23.63
Total real estate	$94,089,537	86.37	$92,750,814	86.24

Commercial	12,363,908	11.35	11,870,971	11.04
Consumer	2,489,348	2.28	2,925,871	2.72
Gross loans	108,942,793	100.00%	107,547,656	100.00%
Less allowance for loan losses	(1,446,382)		(1,688,840)
Total loans, net	$107,496,411		$105,858,816

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the nine months ended September 30, 2009 and 2008 and for the year ended December 31, 2008 is presented below:

	September 30, 2009	September 30, 2008	December 31, 2008
Balance at beginning of the period	$1,688,840	$552,600	552,600
Provision for loan losses	177,300	945,403	1,391,090
Loans charged-off	(420,158)	(170,194)	(254,850)
Recoveries of loans previously charged-off	400	—	—
Balance at end of the period	$1,446,382	$1,327,809	1,688,840

The allowance for loan losses was $1,446,382 and $1,688,840 as of September 30, 2009 and December 31, 2008, respectively, and represented 1.33% and 1.57% of outstanding loans at September 30, 2009 and December 31, 2008, respectively.

The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.  The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

General Reserve

We calculate our general reserve based on a percentage allocation for each of the effective categories of unclassified loan types.  We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

We also maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net charge offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $3,545,351 and $421,542 in impaired loans at September 30, 2009 and December 31, 2008, respectively.  Our valuation allowance related to impaired loans totaled $261,465 and $310,804 at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, nonaccrual loans totaled $684,700 and $294,596, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of September 30, 2009 and December 31, 2008 were $117,464,908 and $118,534,560, respectively. The following table shows the balance outstanding and the average rates paid on deposits for the quarter ending September 30, 2009 and the year ending December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$10,649,814	—%	$11,190,632	—%
Interest-bearing checking	4,203,834	0.29	4,358,995	0.76
Money market	30,010,049	2.10	24,274,390	2.91
Savings	701,000	0.79	631,321	0.95
Time deposits less than $100,000	26,146,843	3.95	45,288,107	4.05
Time deposits $100,000 and over	45,753,368	2.79	32,791,115	4.03
Total	$117,464,908	2.76%	$118,534,560	3.54%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $71,711,540 and $67,718,445 at September 30, 2009 and December 31, 2008, respectively. Our loan-to-deposit ratio was 92.74% and 90.73% at September 30, 2009 and December 31, 2008, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2009 and 2008 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

Borrowings and lines of credit

At September 30, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $6,600,000 in unsecured federal funds on a one to 20 day basis and $2,000,000 in unsecured federal funds on a one to 30 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At September 30, 2009 and December 31, 2008, we had none outstanding.

We are also a member of the Federal Home Loan Bank (the “FHLB”).  At September 30, 2009 and December 31, 2008 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,170,000 at the FHLB.  Securities sold under agreements to repurchase were $1,773,313 at September 30, 2009.

Capital Resources

Total shareholders’ equity was $12,844,439 at September 30, 2009, an increase of $2,781,340 from $10,063,099 at December 31, 2008. The increase is primarily due to the CPP Agreement we entered into with the Treasury Department on January 9, 2009, which resulted in the issuance of 3,285 shares of Series A Preferred Stock and the CPP Warrant for an aggregate purchase price of $3,285,000.  These amounts were partially offset by our net loss for the period of $592,884.

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

The following table sets forth the Bank’s capital ratios at September 30, 2009. For all periods, the Bank was considered “well capitalized”.

(Dollars in thousands)

	Actual		Adequately Capitalized Requirement		Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$11,319	10.95%	$8,270	8.00%	$10,337	10.00%
Tier 1 capital to risk weighted assets	$10,025	9.69%	$4,138	4.00%	$6,207	6.00%
Tier 1 capital to average assets	$10,025	7.75%	$5,174	4.00%	$5,467	5.00%

We believe that our capital is sufficient to fund the activities of the Bank and that the rate of asset growth will not negatively impact the capital base. We have no plans for significant capital expenditures in 2009.

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

At September 30, 2009, we had issued commitments to extend credit of approximately $16,316,000 through various types of lending arrangements.   At December 31, 2008, we had issued commitments to extend credit of approximately $23,284,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $100,000 at September 30, 2009 and December 31, 2008.

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

At September 30, 2009, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $12,276,558, or approximately 9.06% of total assets. Our investment securities available for sale at September 30, 2009 amounted to $10,684,654, or approximately 7.89% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At September 30, 2009, $3,851,312 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $8,600,000. Availability on these lines of credit was $8,600,000 at September 30, 2009. We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock as a percentage of each advance.  At September 30, 2009, we had $3,000,000 outstanding at the

FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 13, 2009	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.