Form 10-K
period 2009-12-31
Congaree Bancshares Inc
filed 2010-03-31
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Title of each class:  Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $6,175,536 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2010
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2010 Part III (Items 10-14)

Part I

Item 1.  Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” and the following:

•                  reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•                  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•                  our efforts to raise capital or otherwise increase our regulatory capital ratios;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment, which could reduce anticipated or actual margins;

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

•                  the rates of loan growth;

•                  the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;

•                  our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;

•                  our ability to maintain effective internal control over financial reporting;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”).

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

We have based our forward-looking statements on our current expectations about future events.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements whether as a result of new information, future events, or otherwise.

General

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized in November 2005 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”).  The Bank opened for business on October 16, 2006.  The Bank currently maintains a main office at 1201 Knox Abbott Drive, Cayce, South Carolina.  We opened a second office located at 2023 Sunset Boulevard, West Columbia, South Carolina in 2008.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank.  As of December 31, 2009, our consolidated total assets were $140,036,471, our consolidated total loans were $106,143,726, our consolidated total deposits were $124,596,710, and our total shareholders’ equity was approximately $12,196,323.

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

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 though December 31, 2013.  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

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

Our primary service area has also experienced solid population growth.  From 1990 to 2000 Lexington County’s population increased by 28.9% (an increase of 48,403 people), for a ranking of 5th among the 46 counties in terms of population growth over the last decade.  Based on a 2008 estimate, Lexington County is home to almost 249,000 people, making up roughly 5.5% of the total state population.  Lexington has shown to be a magnet for new residents as shown through its growth rate of 15% since April of 2000.  Lexington County has 15 municipalities within its borders.  Based on U.S. Census data, West Columbia is one of the largest cities in Lexington County with approximately 13,914 residents in 2008, representing a growth rate of approximately 6.5% from 2000 to 2008.  Together Lexington and Richland Counties had a population of 612,519, as of 2008.  As of June 30, 2009, the Bank maintained a 3.94% deposit market share in Lexington County.

Despite being in what we believe is one of the best markets in South Carolina, we face the risk of being particularly sensitive to changes in the state and local economies.  South Carolina has not been immune to the economic challenges of the past two years.  Unemployment has been rising in our markets and property values have declined.  Continued higher levels of unemployment will continue to impact credit quality.  As a result, we are spending significant time on credit solutions for our customers and managing and disposing of real estate acquired in settlement of loans as effectively as possible.  The weakening in the state and local economies has impacted our loan demand and, to a lesser extent, available deposits.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

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

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  The Bank’s loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee.  The Bank’s lending staff and credit administration meets on a bi-monthly basis to help identify and discuss potential problem loans.  The Bank does not make any loans to any director of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.  The Bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.  The Bank sells residential mortgage loans that it originates in the secondary market.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  As of December 31, 2009, our allowance for loan losses was approximately 1.38% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data.  Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2009, loans secured by first or second mortgages on real estate made up approximately $92,180,742, or 86.8% of our loan portfolio.  These loans will generally fall into one of two categories: real estate — mortgage and real estate — construction.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The Bank will generally charge an origination fee for each loan.

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

•                  Residential Real Estate Loans.  At December 31, 2009, our individual residential real estate loans ranged in size from $3,400 to $709,200, with an average loan size of approximately $85,400.  These loans generally have longer terms of up to 30 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine its credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank.  At December 31, 2009, residential real estate loans (other than construction loans) totaled $43,800,218, or 41.3% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2009, our individual commercial real estate loans ranged in size from $9,700 to $1,456,800, with an average loan size of approximately $253,400.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2009, commercial real estate loans (other than construction loans) totaled $31,926,392, or 30.1% of our loan portfolio.

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2009, total construction loans amounted to $16,454,132, or 15.5% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.  At December 31, 2009, commercial loans amounted to $11,738,295, or 11.1% of our loan portfolio.

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

We also offer home equity loans.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $125,000, and may extend up to 90% of the available equity of each property. At December 31, 2009, individual home equity lines of credit, which are secured by real estate, amounted to $27,425,120, or 25.8% of our loan portfolio.  Consumer loans which are not secured by real estate amounted to $2,224,689 or 2.1% of our loan portfolio.

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

Employees

As of December 31, 2009, we had 27 full-time employees and 4 part-time employees.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

Emergency Economic Stabilization Act

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act (“EESA”) was signed into law on October 3, 2008, which among other things: (1) temporarily increased FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009 (subsequently extended through December 31, 2013); and (2) established the Troubled Asset Relief Program (“TARP”).  As part of TARP, the United States Department of the Treasury (“Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  In connection with EESA, there have been numerous actions by the FRB, Congress, and the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA.  It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

On January 9, 2009, as part of the TARP CPP, we entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “CPP Purchase Agreement”) with the Treasury Department, pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series S Preferred Stock”) and (ii) a warrant (the “CPP Warrant”) to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series B Preferred Stock”) for an aggregate purchase price of $3,285,000 million in cash.  The CPP Warrant was immediately exercised.

The Series A Preferred Stock qualified as Tier 1 capital and is entitled to cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series B Preferred Stock qualified as Tier 1 capital and is entitled to cumulative dividends at a rate of 9% per annum.  We must consult with the Commission before we may redeem the Series A and Series B Preferred Stock but, contrary to the original restrictions in the EESA, will not necessarily be required to raise additional equity capital in order to redeem this stock.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the establishment of the Temporary Liquidity Guarantee Program (“TLGP”) to provide: (1) full deposit insurance on all non-interest bearing transaction account balances through December 31, 2009 (Transaction Account Guarantee Program); and (2) guarantees of certain newly issued senior unsecured debt issued by financial institutions and bank holding companies through June 30, 2012 (Debt Guarantee Program).  The Bank elected to participate in the Transaction Account Guarantee Program, but not the Debt Guarantee Program.

Financial Stability Plan

On February 10, 2009, Treasury announced the Financial Stability Plan (“FSP”) which, among other things, established a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to Treasury capital as a bridge to private capital until market conditions normalize, and extended the Debt Guarantee Program of the TLGP to October 31, 2009, and the Transaction Account Guarantee Program of the TLGP to June 30, 2010.  As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, which was later revised to be $30 billion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions.  This fund will combine public and private capital with government financing to help free up capital to support new lending.  In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others.  Furthermore, the FSP proposed a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law.  ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and provide infrastructure spending.  In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply.  ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients.  Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements.  These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP CPP remains outstanding.

In addition, ARRA directs the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest.  If the Treasury determines that any such payments have been made by a TARP CPP recipient, the Treasury will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses.  ARRA also permits the Treasury, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period.  Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners.  Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

The Federal Deposit Insurance Act

As amended by the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”), it requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%.  Because the reserve ratio for the federal deposit insurance fund that covers both banks and savings associations (the “DIF”) ratio fell below 1.15% as of June 30, 2008 and was expected to remain below 1.15%, the FDI Reform Act required the FDIC to establish and implement a restoration plan that would restore the reserve ratio to at least 1.15% within five years.  In October 2008, the FDIC adopted a restoration plan (the “Restoration Plan”).  In February 2009, in light of the extraordinary challenges facing the banking industry, the FDIC amended the Restoration Plan to allow seven years for the reserve ratio to return to 1.15%.  In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment based on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The special assessment was collected on September 30, 2009.  In October 2009, the FDIC passed a final rule extending the term of the Restoration Plan to eight years.  The final rule also included a provision that implements a uniform three basis point increase in assessment rates, effective January 1, 2011, to help ensure that the reserve ratio returns to at least 1.15%

within the eight year period called for by the Restoration Plan.  In addition, on November 17, 2009, the FDIC implemented a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Such prepaid assessments were paid on December 30, 2009, along with each institution’s quarterly risk-based deposit insurance assessment for the third quarter of 2009.

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies.  Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products.  The current legislation being considered and other future legislation regarding financial institutions may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or the Bank.  The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time.  The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

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

Congaree State Bank

The Bank operates as a state bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor (though December 31, 2013) and $250,000 for certain retirement-account depositors.  The Bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts.

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

If the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  Even if approved, rate restrictions apply governing the rate the bank may be permitted to pay on the brokered deposits.  In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity.  The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC.  Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area.  Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

As of December 31, 2009, the Bank was deemed to be “well capitalized.”

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

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We requested exemption from the prepayment requirement and received such exemption from the FDIC.  During 2009, we paid $290,845 in deposit insurance, which included regular premiums and the special assessment.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,375,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Item 1A.  Risk Factors.

Difficult market conditions in our market and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The current economic downturn, increase in unemployment and other events that have negatively affected both household and corporate incomes, both nationally and locally, have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest and/or principal on their loans.  As a result, we have experienced significant declines in our real estate markets with decreasing prices and increasing delinquencies and foreclosures, which have negatively affected the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

Our future success significantly depends upon the growth in population, income levels, deposits and housing starts in our market areas.  Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economies and geographic locations.  If the markets in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

Beginning in the second half of 2007 and continuing through 2009, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a significant decline in the value of real estate.  As of December 31, 2009, approximately 86.8% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, construction, and commercial lending.

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2009, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate — 30.1% ; construction — 15.5%; and commercial — 11.1%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder’s ability to ultimately sell the property.  During the construction phase, a number of factors can result in delays and cost overruns.  If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial and industrial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses.  These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself.  In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Commercial real estate, construction, and commercial loans are more susceptible to a risk of loss during a downturn in the business cycle.  Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.  The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2009, we had $7,939,201 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital.  At December 31, 2009, we had $3,964,252 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our market area.

As a financial institution, our earnings significantly depend upon our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008.  Rates remained steady for 2009.  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  Approximately 53.6% of our loans were variable rate loans at December 31, 2009.  The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2009 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

We expect to receive a consent order that will require us to take certain actions.

The FDIC completed a safety and soundness examination of the Bank in the fourth quarter of 2009.  Based on discussions with the FDIC and the Bank’s current financial condition, we expect to receive a consent order from the FDIC during 2010 that could require the Bank to take certain actions to address concerns raised in the examination.  These actions may include but are not limited to addressing asset quality, capital adequacy, earnings, management effectiveness, liquidity, and sensitivity to market risk.  Furthermore, a consent order may establish new minimum capital ratios for the Bank.  If these ratios are not met, it may change how the Bank is categorized.  If the Bank were to become subject to a consent order, and if the Bank were to fail to comply with the requirements, it may be subject to further regulatory action.

Recent legislative and regulatory initiatives to address the current difficult market and economic conditions may not achieve the desired effect.

Beginning in October 2008, a host of legislation and regulation has been enacted in response to the financial crises affecting the banking system and financial markets and the threats to investment banks and other financial institutions.  These include the following:

•                  On October 3, 2008, President Bush signed into law Emergency Economic Stabilization Act (“EESA”), under which the U.S. Treasury Department has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under the Troubled Asset Relief Program for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•                  On October 14, 2008, the Treasury Department announced the Capital Purchase Plan under the EESA under which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•                  On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program under which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•                  On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•                  On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

•                  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.

•                  On March 23, 2009, the Treasury Department announced the Public-Private Investment Program, which will purchase real estate related loans from banks and securities from the broader markets, and is intended to create a market for those distressed debt and securities.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system.  However, the long-term effect that these or any other governmental program may have on the financial markets or our business or financial performance is unknown.  A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Regulatory reform of the U.S. banking system may adversely affect us.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry.  The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation.

Other recent developments include:

•                  the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations; and

•                  proposals to limit a lender’s ability to foreclose on mortgages or make those foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home.

These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages.  Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain, and they may not have the intended stabilization results.  These efforts may even have unintended harmful consequences on the U.S. financial system and our business.  Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, we may need to modify our strategies and business operations in response to these changes.  We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements.  Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment.  Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank.  As December 31, 2009, our borrowing capacity with the Federal Home Loan Bank was $13,290,000 of which $10,290,000 is available.  Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands.  If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

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

Higher FDIC Deposit Insurance premiums and assessments that we are required to pay could have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did request exemption from the prepayment requirement and were granted such exemption from the FDIC.  During 2009, we paid $290,845 in deposit insurance, which included regular premiums and the special assessment.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.  If FDIC deposit insurance premiums and assessments continue to increase, these higher payments could adversely affect our financial condition.

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

The costs of being an SEC registered company are proportionately higher for smaller companies like us because of the requirements imposed by the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  These regulations are applicable to our company.  We have experienced, and expect to continue to experience, increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

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

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers.  Our daily operations depend on the operational effectiveness of their technology.  We rely on our systems to accurately track and record our assets and liabilities.  If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.  In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses.

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

We also occupy another branch and administration office located at 1201 Knox Abbot Drive, Cayce, South Carolina.  This building is approximately 7,500 square feet in administration area and approximately 2,100 square feet branch office with a drive in facility.  In December 2008, we entered into a sale-lease back agreement for a portion of this property.  The lease is for a period of 15 years, with the option to extend the lease for three consecutive renewal terms of five years each.  This property is approximately 5,674 square feet which the Bank leases to other tenants.

Item 3.   Legal Proceedings.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time.  We are not aware of any pending or threatened proceeding against us which we expect to have a material effect on our business, results of operations, or financial condition.

Item 4.   (Removed and Reserved).

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since February 2, 2009, our common stock has been quoted on the OTC Bulletin Board under the symbol “CNRB.”  Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.  Transactions of our common stock did not begin to occur on the OTC Bulletin Board until February 4, 2009.

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2009	High	Low
First Quarter	$10.00	$1.00
Second Quarter	10.00	3.50
Third Quarter	5.00	3.50
Fourth Quarter	6.75	2.05

As of March 25, 2010, there were 1,764,439 shares of common stock outstanding held by approximately 1,843 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006.

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

The following table sets forth equity compensation plan information at December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	138,237	$10.00	126,063

Equity compensation plans not approved by security holders (2)	120,000	$10.00	—
Total	258,237	$10.00	126,063

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the years ended December 31, 2009 and 2008 and also analyzes our financial condition as of December 31, 2009. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances, Income and Expenses, and Rates” tables show for the periods indicated the average balance for each category of our assets and liabilities, as well as the average yield we earned or the average rate we paid with respect to each category.  A review of these tables show that our loans historically have provided higher interest yields than our other types of interest-earning assets, which is why we have invested a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included “Interest Sensitivity Analysis” tables to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the “Loans” and “Provision and Allowance for Loan Losses” sections, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

Current Economic Environment

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  As discussed in the section entitled “Supervision and Regulation” under the heading “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis, the United States government has taken unprecedented actions in response to the challenges facing the financial services sector.

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through 2009, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  During 2009, delinquencies over 90 days increased resulting in an increase in non-accrual loans indicating significant credit quality deterioration and probable losses.  The deterioration was not significant in loans secured by home equity lines of credit to owner-occupied one to four family real estate and commercial and industrial loans.  These loans are primarily to small businesses that are less able to weather the recession.  This deterioration manifested itself in our borrowers in the following ways: (i) deterioration in personal income, which led to an inability for individuals to pay their mortgages; (ii) deterioration in sales revenues to small businesses, which led to financial stress to the business and/or guarantor(s); and (iii) illiquid personal balance sheets and increased leverage due to a lack of cash flow, which eliminated second and/or third sources of repayment.

As of December 31, 2009, approximately 86.8% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately $16,454,132 million of construction and development loans as of December 31, 2009, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use.  Additionally, $3,311,287 of all construction and development loans are single family residence construction loans to the individual who intends on using the constructed house as their primary residence.  Over the last eight quarters the Bank has yet to experience any loss from its construction and development portfolio and feels that the loans we have made to date do not carry the same risks associated with a typical bank’s construction and development portfolio.

The decrease in the provision for loan losses for 2009 was attributed to a combination of economic factors.  The loans that were qualified as impaired during 2009 had smaller balances and required smaller reserves than in 2008.  In addition, although the overall portfolio grew approximately 94.5% from 2007 to 2008, it decreased approximately 1.3% from 2008 to 2009.  The lack of portfolio growth was primarily due to the economic downturn.  We believe that while the lending policy is strong, most losses for the year were due to Home Equity Lines of Credit (HELOCs) and Commercial and Industrial (C&I) loans, as opposed to CRE or C&D loans.  HELOC and C&I borrowers consisted of loans to individuals and small businesses that had prospered during the better economic conditions but suffered recently during the recession.  This is evidenced by the 2009 annual charge off rate of 1.62% for HELOCs and 3.20% for C&I loans where CRE and C&D loans have annual charge off rates of 0.04% and 0.00%, respectively.

The result of the above was a significant increase in the level of our non-performing assets during 2009.  As of December 31, 2009, our non-performing assets equaled $2.7 million, or 1.94% of assets, as compared to $294,596, or 0.21% of assets, as of December 31, 2008.  For the year ended December 31, 2009, we recorded a provision for loan losses of $717,937 and net loan charge-offs of $907,840, or 0.83% of average loans, as compared to a $1,391,090 provision for loan losses and net loan charge-offs of $254,850, or 0.29% of average loans, for the year ended December 31, 2008.  In addition, our net interest margin decreased to 2.97% for the year ended December 31, 2009 from 3.09% for the year ended December 31, 2008.

Based on discussions with the FDIC following our most recent safety and soundness examination in the fourth quarter of 2009, we expect to receive a consent order from the FDIC at some point in 2010 that could require the Bank to take certain actions to address concerns raised in the examination.  These actions may include addressing asset quality, capital adequacy, earnings, management effectiveness, liquidity, and sensitivity to market risk.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2009, included herein.  Management has discussed these critical accounting policies with the audit committee.

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

Results of Operations

General

Our net loss was $1,142,922 and $3,302,939 for the years ended December 31, 2009 and 2008, respectively. Net loss before income tax benefit was $1,142,922 for the year ended December 31, 2009, a decrease of $2,160,017, or 65.4%, compared to $3,302,939 for the year ended December 31, 2008.  The decrease in net loss before income tax benefit resulted from a $745,725 decrease in noninterest expense and increases of $613,144 in net interest income and $127,995 in noninterest income.  Noninterest income increased from $208,307 for the year ended December 31, 2008, to $336,302 for the year ended December 31, 2009.  We also recorded a provision for loan losses of $717,937 and $1,391,090 for the years ended December 31, 2009 and 2008, respectively.

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

Net interest income was $3,786,085 for the year ended December 31, 2009, an increase of $613,144 or 19.3%, over net interest income of $3,172,941 for the year ended December 31, 2008.  Interest income of $6,654,381 for the year ended December 31, 2009, included $5,984,716 on loans, $648,748 on investment securities and $20,917 on federal funds sold.  Loan interest and related fees improved $488,351, or 8.9%, over 2008, due to continued growth in the loan portfolio volume. Total interest expense of $2,868,296 for the year ended December

31, 2009, included $2,782,413 related to deposit accounts and $85,883 on federal funds purchased and Federal Home Loan Bank borrowings.  Interest expense on deposits decreased $204,379, or 6.8%, due to the decrease in deposit rates during 2009.

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

Average Balances, Income and Expenses, and Yields and Rates

For the Years Ended December 31,

	2009			2008
	Average balance	Income/ expense	Yield/ rate	Average balance	Income/ expense	Yield/ rate
Interest-earning assets:
Federal funds sold and Certificates of deposit with other banks	$5,561,344	$20,917	0.38%	$1,085,080	$37,912	3.49%
Investment securities and FHLB stock	13,035,212	648,748	4.98	14,137,396	745,149	5.27
Loans (1)	108,869,938	5,984,716	5.50	87,390,666	5,496,365	6.29
Total interest-earning assets	127,466,494	6,654,381	5.22	102,613,142	6,279,426	6.12
Non-earning assets	6,750,078			4,869,322
Total assets	$134,216,572			$107,482,464

Interest-bearing liabilities:
Interest checking	$4,395,267	12,939	0.29%	$4,309,880	32,922	0.76%
Savings and money market	29,338,372	594,589	2.03	23,914,113	685,817	2.87
Time deposits	73,340,128	2,174,885	2.97	55,965,894	2,268,053	4.05
FHLB advances	3,000,000	78,784	2.63	2,508,621	67,345	2.68
Federal funds purchased and repurchase agreement	1,171,462	7,099	0.61	2,009,050	52,348	2.61
Total interest-bearing liabilities	111,245,229	2,868,296	2.58	88,707,558	3,106,485	3.50
Non-interest bearing liabilities	10,809,566			8,473,870
Shareholders’ equity	12,161,777			10,301,037
Total liabilities and shareholders’ equity	$134,216,572			$107,482,464
Net interest spread			2.64%			2.62%
Net interest income/margin		$3,786,085	2.97%		$3,172,941	3.09%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $2,020,974 in nonaccrual loans for 2009 and $294,596 nonaccrual loans in 2008. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2009 was 2.97%, a decrease of 12 basis points from the net interest margin of 3.09% for the year ended December 31, 2008.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This decrease can be attributed to the costs of our funding sources.  We relied on a higher volume of money market deposits to fund the growth of our loan portfolio in 2009.  These deposits are priced higher than core deposits.  Earning assets averaged $127,466,494 for the year ended December 31, 2009, increasing from $102,613,142 for the year ended December 31, 2008. Our net interest spread was 2.64% for the year ended December 31, 2009. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2009 Compared to 2008
	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(16,995)	$(51,718)	$(34,723)
Investment securities and FHLB stock	(96,401)	(133,158)	(36,757)
Loans	488,351	(193,296)	(681,647)
Total interest income	374,955	(378,172)	(753,127)

Interest-bearing liabilities:
Interest-bearing deposits	(204,379)	(1,037,502)	(833,123)
FHLB advances	11,439	10,194	(1,245)
Federal funds purchased and Repurchase agreement	(45,249)	(85,430)	(40,181)
Total interest expense	(238,189)	(1,112,738)	(874,549)
Net interest income	$613,144	$734,566	$(121,422)

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

Our provision for loan losses for the year ended December 31, 2009 was $717,937, a decrease of $673,153, or 48.4%, over our provision of $1,391,090, for the year ended December 31, 2008.  The allowance as a percentage of gross loans has been decreased from approximately 1.6% to 1.4% as of December 31, 2008 and 2009, respectively, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2009 was $336,302 compared to $208,307 for the year ended December 31, 2008.  Service charges and other fees on deposit accounts were $138,558 for the year ended December 31, 2009, an improvement of $57,041 over the year ended December 31, 2008, due to an increase in deposit accounts.  For the year ended December 31, 2009, mortgage loan origination fees were $98,177, a decrease of $69,945, or 41.6%, from 2008, due to the decrease in the volume of mortgage loans originated.  We expect this trend to continue and then increase as market conditions improve.  Noninterest income included gains on sales of securities available-for-sale of $114,571 for the year ended December 31, 2009, compared to $71,599 in 2008.  However, these gains were offset by the other than temporary impairment charge on nonmarketable equity securities of $60,352 in 2009, compared to $94,993 in 2008.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2009 and 2008.

	2009	2008
Compensation and benefits	2,361,927	3,137,426
Occupancy and equipment	811,777	801,264
Data processing and related costs	286,827	277,337
Marketing, advertising and shareholder communications	118,292	166,351
Legal and audit	390,359	346,338
Other professional fees	71,570	45,831
Supplies and postage	65,972	122,826
Insurance	32,406	45,964
Credit related expenses	57,425	131,055
Courier and armored carrier service	7,050	19,961
Regulatory fees and FDIC insurance	290,845	96,370
Other	52,922	102,374
Total noninterest expense	$4,547,372	$5,293,097

Noninterest expense was $4,547,372 for the year ended December 31, 2009, compared to $5,293,097 for the year ended December 31, 2008.  The most significant component of noninterest expense is compensation and benefits, which totaled $2,361,927 for the year ended December 31, 2009, compared to $3,137,426 for the year ended December 31, 2008. The decrease is primarily related to staff reductions.  Occupancy and equipment expense of $811,777 in 2009 decreased from $801,264 in 2008.  Data processing and related expense increased from $277,337 in 2008 to $286,827 in 2009, primarily due to an increase in our core processor charges because of the increased volume of new accounts. Legal and audit fees increased from $346,338 in 2008 to $390,359 in 2009, as a result of complying with the Sarbanes-Oxley Act of 2002 and other regulatory changes.  Other professional fees increased from $45,831 in 2008 to $71,570 in 2009.  Supplies and postage related expenses decreased from $122,826 in 2008 to $65,972 in 2009, as a result of the efforts to reduce expenses.  Credit related expenses decreased from $131,055 in 2008 to $57,425 in 2009 as a result slow loan activity during the year.  Regulatory fees and FDIC insurance increased from $96,370 in 2008 to $290,845 in 2009, primarily due to an increase in FDIC insurance assessments and the special assessment. The decrease in other expenses from $102,374 in 2008 to $57,651 was due to management’s efforts to reduce the Bank’s expenses.

Income Tax Benefit

The Company had no currently taxable income for the years ended December 31, 2009 and 2008.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At December 31, 2009, total assets were $140,036,471 compared to $132,004,104 at December 31, 2008, for an increase of $8,032,367, or 6.1%.  The increase in assets resulted from increases in our investment portfolios and federal funds sold and related increases in our funding sources of deposits.  Interest-earning assets comprised approximately 92.9% and 93.7% of total assets at December 31, 2009 and December 31, 2008.  Gross loans totaled $106,143,726 at December 31, 2009, a decrease of $1,403,930, or 1.3%, from $107,547,656 at December 31, 2008.  Investment securities were $18,439,961 at December 31, 2009, an increase of $4,160,791, or 29.1%, from $14,279,170 at December 31, 2008.  Investment in overnight federal funds increased $1,701,000 to $5,195,000 at December 31, 2009.

Deposits totaled $124,596,710 at December 31, 2009, a $6,062,150, or 5.1% ,increase from $118,534,560 at December 31, 2008.  Shareholders’ equity was $12,196,323 and $10,063,099 at December 31, 2009 and December 31, 2008, respectively.

Investments

At December 31, 2009, our available for sale investment securities portfolio was $17,965,661 and represented approximately 12.8% of our total assets. Investments increased $4,122,443 from $13,843,218 at December 31, 2008.  Our portfolio consisted of U.S. government sponsored agencies of $10,749,191, mortgage-backed agencies of $6,786,659 and state, county and municipal of $429,811.

Contractual maturities and yields on our investment securities available for sale at December 31, 2009 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government sponsored agencies	$5,222,977	2.73%	$2,657,491	4.47%	$2,868,723	5.33%	$—	—	$10,749,191	3.85%

Mortgage-backed agencies	—	—	655,637	2.37%	179,530	5.40%	5,951,492	4.55%	6,786,659	4.36%

State, county and municipal	—	—	—	—	429,811	4.75%	—	—	429,811	4.75%

Total	$5,222,977	2.73%	$3,313,128	4.05%	$3,478,064	5.26%	$5,951,492	4.55%	$17,965,661	5.28%

The amortized costs and the fair value of our investment securities at December 31, 2009 and 2008 are shown in the following table.

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale

U.S. Government sponsored agencies	$10,603,783	$10,749,191	$7,017,105	$7,134,445
Mortgage-backed agencies	6,662,003	6,786,659	6,489,572	6,708,773
State, county and municipal	449,666	429,811	—	—

Total	$17,715,452	$17,965,661	$13,503,677	$13,843,218

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

Investment securities with market values of approximately $3,783,988 and $6,753,584 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law.

Proceeds from sales of available-for-sale securities during 2009 and 2008 were $3,530,088 and $2,244,612, respectively.  Gross gains of $114,571 and $71,599 were recognized on these sales in 2009 and 2008, respectively.

We held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $372,300 and Pacific Coast Bankers Bank stock of $102,000 at December 31, 2009.  These investments are carried at cost, which approximates fair market value.  During 2009, we recognized an other-than-temporary impairment charge on the remaining Silverton Bank stock balance of $60,352.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2009 were $106,143,726, or 81.6% of interest-earning and 75.8% of total assets, compared to $107,547,656, or 87.1% of interest-earning and 81.5% of total assets at December 31, 2008.  Due to the economic environment, the Bank made selective decisions related to originating loans in 2009.  In addition, as the Bank moved into its third year of operations it experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 86.8% of loans outstanding at December 31, 2009 and 86.2% at December 31, 2008.  Most of our real estate loans are secured by residential and commercial properties.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

Commercial loans and lines of credit represented approximately 11.1% and 11.0% of our loan portfolio at December 31, 2009 and 2008, respectively.

Our construction and development, and land loan portfolio represented approximately 15.5% and 15.9% at December 31, 2009 and 2008, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2009 and 2008:

	2009		2008
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$16,454,132	15.50%	$17,150,969	15.95%
Commercial	31,926,392	30.08	29,539,423	27.46
Residential mortgages	16,375,098	15.43	20,646,023	19.20
Home equity lines	27,425,120	25.83	25,414,399	23.63
Total real estate	92,180,742	86.84	92,750,814	86.24

Commercial	11,738,295	11.06	11,870,971	11.04
Consumer	2,224,689	2.10	2,925,871	2.72
Gross loans	106,143,726	100%	107,547,656	100%
Less allowance for loan losses	(1,498,937)		(1,688,840)
Total loans, net	$104,644,789		$105,858,816

Maturities and Sensitivity of Loans to Changes in Interest Rates

The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2009.

		After one
	One year	but within	After five
	or less	five years	years	Total
Real estate- mortgage	$12,025,169	$44,917,100	$31,540,975	$88,483,244
Real estate- construction	2,449,939	1,247,559	—	3,697,498
Total real estate	14,475,108	46,164,659	31,540,975	92,180,742

Commercial	5,290,076	5,289,388	918,138	11,497,602
Consumer- other	839,602	1,554,159	71,621	2,465,382
Total gross loans, net of deferred loan fess	$20,604,786	$53,008,206	$32,530,734	$106,143,726

Gross loans maturing after one year with
Fixed interest rates				$41,625,430
Floating interest rates				$43,913,510
Total				$85,538,940

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,498,937 and $1,688,840 as of December 31, 2009 and December 31, 2008, respectively, and represented 1.4% of outstanding loans at December 31, 2009 and 1.6% of outstanding loans at December 31, 2008. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  During 2009, we identified additional loans to be reviewed individually for impairment driven primarily by the deterioration in the real estate market in South

Carolina.  During this time period, we began to experience increased delinquencies as real estate projects and borrower personal cash reserves became increasingly strained and the underlying projects began to slow significantly.  At the same time, market appraisal assumptions were declining and, therefore, fair values were rapidly revised downward.  These factors contributed to the increase in impaired loans reviewed individually for impairment and the charge-offs related to such loans during 2009.  Management has determined that the Company had $5,015,580 and $421,542 in impaired loans at December 31, 2009 and December 31, 2008, respectively.  At December 31, 2009, most of the impaired loans identified by management are collateral dependent loans therefore the impairment amount is recorded as a charge-off.  Our valuation allowance related to impaired loans totaled $107,822 and $310,804 at December 31, 2009 and December 31, 2008, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2009 and 2008:

	For the years ended December 31,
	2009	2008

Balance at the beginning of period	$1,688,840	$552,600
Charge-offs:
Commercial, financial and agricultural	401,588	53,011
Real estate - mortgage	539,851	201,012
Real estate - construction	—	—
Consumer	—	827
Total Charged-off	$941,439	$254,850	-
Recoveries:
Commercial, financial and agricultural	32,599	—
Real estate - mortgage	1,000	—
Consumer	—	—
Total Recoveries	$33,599	$-0	-

Net Charge-offs	$907,840	$254,850

Provision for Loan Loss	$717,937	$1,391,090

Balance at end of period	$1,498,937	$1,688,840

Total loans at end of period	$106,143,726	$107,547,656

Average loans outstanding	$108,869,938	$87,390,666

As a percentage of average loans:
Net loans charged-off	.83%	.29%
Provision for loan losses	.66%	1.59%

Allowance for loan losses as a percentage of:
Year end loans	1.41%	1.57%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Other real estate and repossessions	$501,037	$0

Non-accrual loans	$2,020,974	$294,596

Accruing loans 90 days or more past due	$196,373	$0

Total non-performing assets	$2,718,384	$294,596

As a percentage of gross loans:	2.56%	.27%

The Bank charged off loans in the amount of $907,840 for the year ended December 31, 2009, compared to $254,850 charged off in 2008.  Approximately $295,000 of the charge-offs for 2009 related to loans identified as impaired in 2008 and approximately $646,000 of the charge-offs for 2009 related to loans identified as impaired loans during 2009.  At December 31, 2009, there were 13 loans in non-accrual status totaling $2,020,974 compared to 4 loans in nonaccrual status that totaling $294,596 at December 31, 2008.  There was one loan totaling $196,373 that was contractually past due 90 days or more still accruing interest at December 31, 2009 and none at December 31, 2008.  In addition, there were 9 loans restructured or otherwise impaired totaling $2,994,606 not already included in nonaccrual status at December 31, 2009.  There were no loans restructured or otherwise impaired not already included in nonaccrual status at December 31, 2008.  At December 31, 2009 and 2008, impaired loans totaled $5,015,580 and $421,542, respectively.  Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.  During the year ended December 31, 2009 and 2008, we received approximately $65,716 and $1,302 in interest income in relation to loans on non-accrual status and forgone interest income related to loans on non-accrual status was approximately $23,066 and $2,427, respectively.

Management believes that the amount of nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve.  As was seen in the 2009 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs.  Management believes the Company has credit quality review processes in place to identify problem loans quickly.  Management will work with customers that are having difficulties meeting their loan payments.  The last resort is foreclosure.

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties.  Management monitors these loans closely and reviews performance on a regular basis.  As of December 31, 2009 and 2008, potential problem loans that were not already categorized as nonaccrual totaled $2,994,606 and $126,946, respectively.  These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source for our loans and investments is our deposits.  Total deposits as of the years ended December 31, 2009 and 2008 were $124,596,710 and $118,534,560, respectively.  The following table shows the average balance outstanding and the average rates paid on deposits during 2009 and 2008.

	2009		2008
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$10,460,441	—%	$8,189,339	—%
Interest-bearing checking	4,395,267	0.30	4,309,880	0.76
Money market	28,665,265	2.06	23,309,167	2.91
Savings	673,106	0.79	561,479	0.95
Time deposits less than $100,000	30,911,199	2.90	29,151,636	4.03
Time deposits $100,000 and over	42,428,929	3.06	26,885,298	4.05
Total	$117,534,207	2.60%	$92,406,799	3.54%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $81,529,139 at December 31, 2009, compared to $67,718,445 at December 31, 2008.  Our loan-to-deposit ratio was 85.19% and 90.73% at December 31, 2009 and 2008, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market.  Brokered certificates of deposit purchased outside our primary market totaled $5,295,000 at December 31, 2009, compared to $12,943,000 at December 31, 2008.  We expect to continue to decrease our reliance on brokered deposits as our core deposits continue to grow.

The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2009 was as follows:

Three months or less	$11,329,393
Over three through six months	8,740,399
Over six through twelve months	14,536,816
Over twelve months	8,460,963
Total	$43,067,571

Borrowings and lines of credit

At December 31, 2009, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4,300,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unused federal funds on a one to thirty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At December 31, 2009 and 2008, we had no borrowings outstanding on these lines.

We are also a member of the Federal Home Loan Bank.  At December 31, 2009 and 2008, we had $3,000,000 outstanding at an interest rate of 2.615%, with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,290,000 at the Federal Home Loan Bank.

Capital Resources

Total shareholders’ equity was $12,196,323 at December 31, 2009, an increase of $2,133,224 from $10,063,099 at December 31, 2008.  The increase is primarily due to the $3,285,000 the Company received under the TARP CPP during 2009.  Capital surplus increased due to stock compensation expense of $222,670 in 2009. Shareholders’ equity was reduced by our net loss of $1,142,922 for the year ended December 31, 2009.  Unrealized loss on investment securities available for sale decreased shareholders’ equity by $56,978 during 2009.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the FRB will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

At the Bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  Under the regulations adopted by the federal regulatory authorities, a bank will be categorized as:

•                  Well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure.

•                  Adequately capitalized if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, a leverage ratio of 4.0% or greater, and is not categorized as well capitalized.

•                  Undercapitalized if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%.

•                  Significantly undercapitalized if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%.

•                  Critically undercapitalized if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

In addition, an institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of a bank’s overall financial condition or prospects for other purposes.

The following table sets forth the Bank’s capital ratios at December 31, 2009 and 2008.  As of December 31, 2009, the Bank was considered “well capitalized.”  As of December 31, 2008, the Bank was considered “adequately capitalized.”

	2009		2008

Total risk-based capital	$10,836	10.57%	$8,878	8.37%
Tier 1 risk-based capital	9,542	9.30%	7,548	7.12%
Leverage capital	9,542	6.99%	7,548	5.95%

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2009 and 2008.

	2009	2008
Return on average assets	(0.85)%	(3.07)%

Return on average equity	(9.40)%	(32.06)%

Equity to assets ratio	9.06%	9.58%

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

Off-Balance Sheet Risk

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time.  We evaluate each client’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2009, we had issued commitments to extend credit of approximately $13,940,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000.  Fixed rate commitments were $876,867 and variable rate commitments were $13,939,784.  At December 31, 2008, commitments to extend credit amounted to $23,394,000, which included letters of credit of $110,000.

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

At December 31, 2009, our liquid assets, consisting of cash and due from banks, federal funds sold and certificates of deposit with other banks, amounted to $12,451,491, or approximately 8.9% of total assets.  Our investment securities available for sale at December 31, 2009 amounted to $17,965,661, or approximately 12.8% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At December 31, 2009, $3,783,988 of our investment securities were pledged to secure public entity deposits and as collateral for advances from the Federal Home Loan Bank (“FHLB”).

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $7,600,000.  Availability on these lines of credit was $7,600,000 at December 31, 2009.  We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2009 we had borrowed $3,000,000 from FHLB.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.  The Company is cumulatively liability sensitive over the three-month to twelve month period and asset sensitive over all periods greater than one year. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.  Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2009 at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2009	Within three months	But within twelve months	within five years	After five years	Total
Interest-earning assets:(in thousands)
Certificates of deposits with other	$250	$—	$—	$—	$250
Federal funds sold	5,195	—	—	—	5,195
Investment securities	1,503	6,207	7,196	3,534	18,440
Loans	63,038	9,003	31,062	3,041	106,144
Total interest-earning assets	$69,986	$15,210	$38,258	$6,575	$130,029

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$4,756	$—	$—	$—	$4,756
Money market and savings	33,707	—	—	—	33,707
Time deposits	17,941	44,361	12,113	—	74,415
Federal funds purchased	—	—	—	—	—
FHLB Advances	—	—	3,000		3,000
Total interest-bearing
Liabilities	$56,404	$44,361	$15,113	$—	$115,878

Period gap	$13,582	$(29,151)	$23,145	$6,575	14,151
Cumulative gap	$(3,662)	$(12,642)	$(23,769)	$34,150	(5,923)
Ratio of cumulative gap to total interest-earning assets	(2.82)%	(9.72)%	(18.28)%	26,26%	4.56%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment about the effectiveness of Congaree Bancshares, Inc. and its Subsidiary’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC

Elliott Davis, LLC

Columbia, South Carolina

March 29, 2010

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets:
Cash and cash equivalents:
Cash and due from banks	$7,006,281	$4,130,319
Federal funds sold	5,195,000	3,494,000
Certificates of deposit with other banks	250,210	—

Total cash and cash equivalents	12,451,491	7,624,319

Securities available-for-sale	17,965,661	13,843,218
Nonmarketable equity securities	474,300	435,952

Loans receivable	106,143,726	107,547,656
Less allowance for loan losses	1,498,937	1,688,840

Loans, net	104,644,789	105,858,816

Premises, furniture and equipment, net	3,410,687	3,667,099
Accrued interest receivable	479,112	472,880
Other real estate owned	501,037	—
Other assets	109,394	101,820

Total assets	$140,036,471	$132,004,104

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,719,046	$11,190,632
Interest-bearing transaction accounts	4,756,331	4,358,995
Savings and money market	33,706,925	24,905,711
Time deposits $100,000 and over	43,067,571	45,288,107
Other time deposits	31,346,837	32,791,115

Total deposits	124,596,710	118,534,560

Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable	70,436	224,434
Other liabilities	173,002	182,011

Total liabilities	127,840,148	121,941,005

Commitments and contingencies (Notes 13, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 3,285 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,135,530	—
Series B cumulative perpetual preferred stock; 164 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	178,599	—
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,658,940	17,436,270
Retained deficit	(8,959,528)	(7,612,931)
Accumulated other comprehensive income	165,138	222,116

Total shareholders’ equity	12,196,323	10,063,099

Total liabilities and shareholders’ equity	$140,036,471	$132,004,104

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended December 31,
	2009	2008
Interest income:
Loans, including fees	$5,984,716	$5,496,365
Securities available-for-sale, taxable	648,748	745,149
Federal funds sold	20,917	37,912

Total	6,654,381	6,279,426

Interest expense:
Time deposits $100,000 and over	1,228,896	1,081,167
Other deposits	1,553,517	1,905,625
Other borrowings	85,883	119,693

Total	2,868,296	3,106,485

Net interest income	3,786,085	3,172,941

Provision for loan losses	717,937	1,391,090

Net interest income after provision for loan losses	3,068,148	1,781,851

Noninterest income:
Service charges on deposit accounts	138,558	81,517
Residential mortgage origination fees	98,177	168,122
Gain on sale of securities available-for-sale	114,571	71,599
Gain (loss) on sale of assets	3,423	(83,570)
Other-than-temporary impairment on nonmarketable equity securities	(60,352)	(94,993)
Other	41,925	65,632

Total noninterest income	336,302	208,307

Noninterest expenses:
Salaries and employee benefits	2,361,927	3,137,426
Net occupancy	420,116	379,300
Furniture and equipment	391,661	421,964
Professional fees	397,060	263,491
Regulatory fees and FDIC assessment	290,845	96,370
Other operating	685,763	994,546

Total noninterest expense	4,547,372	5,293,097

Loss before income taxes	(1,142,922)	(3,302,939)

Income tax benefit	—	—

Net loss	$(1,142,922)	$(3,302,939)

Net accretion of preferred stock to redemption value	$29,129	$—
Preferred dividends accrued	174,546	—

Net loss available to common shareholders	$(1,346,597)	$(3,302,939)

Loss per common share
Basic loss per share	$(0.76)	$(1.87)

Average common shares outstanding	1,764,439	1,764,439

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the years ended December 31, 2009 and 2008

							Accumulated
							Other
	Common Stock		Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total
Balance, December 31, 2007	1,764,439	$17,644	—	$—	$17,141,232	$(4,309,992)	$86,904	$12,935,788

Net loss						(3,302,939)		(3,302,939)

Other comprehensive income, net of taxes of ($69,655)							135,212	135,212

Comprehensive loss								(3,167,727)

Stock and warrant compensation expense					295,038			295,038

Balance, December 31, 2008	1,764,439	17,644	—	—	17,436,270	(7,612,931)	222,116	10,063,099

Issuance of Series A preferred stock			3,285	3,103,339				3,103,339
Issuance of Series B preferred stock			164	181,661				181,661
Accretion of Series A discount on preferred stock				32,191		(32,191)		—
Amortization of Series B premium on preferred stock				(3,062)		3,062		—
Dividends paid on preferred stock						(174,546)		(174,546)
Net loss						(1,142,922)		(1,142,922)
Other comprehensive loss, net of taxes of $29,355							(56,978)	(56,978)

Comprehensive loss								(1,199,900)

Stock and warrant compensation expense					222,670			222,670

Balance, December 31, 2009	1,764,439	$17,644	3,449	$3,314,129	$17,658,940	$(8,959,528)	$165,138	$12,196,323

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended December 31, 2009 and 2008

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,142,922)	$(3,302,939)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for loan losses	717,937	1,391,090
Depreciation and amortization expense	256,213	271,210
Discount accretion and premium amortization	(23,336)	(50,519)
Stock and warrant compensation expense	222,670	295,038
Increase in accrued interest receivable	(6,232)	(134,697)
Increase (decrease) in accrued interest payable	(153,998)	159,415
Gain on sale of securities available-for-sale	(114,571)	(71,599)
Loss (gain) on sale of assets	(3,423)	83,570
Other-than-temporary impairment on nonmarketable equity securities	60,352	94,993
(Increase) decrease in other assets	21,780	(59,737)
Increase (decrease) in other liabilities	(31,396)	72,277

Net cash used by operating activities	(196,926)	(1,251,898)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(98,700)	(262,700)
Proceeds from maturities/calls of securities available-for-sale	3,122,852	2,344,843
Proceeds from sales of securities available-for-sale	3,530,088	2,244,612
Purchases of securities available-for-sale	(10,723,808)	(3,275,134)
Net increase in loans receivable	(4,947)	(52,779,202)
Purchase of premises, furniture and equipment	(87,243)	(443,386)
Proceeds from sales of other real estate owned	—	226,165
Proceeds from sales of premises, furniture and equipment	90,865	496,874

Net cash used by investing activities	(4,170,893)	(51,447,928)

Cash flows from financing activities:
Increase in noninterest-bearing deposits	528,414	6,278,915
Increase in interest-bearing deposits	5,533,736	51,975,835
Decrease in federal funds purchased	—	(3,658,000)
Decrease in securities sold under agreements to repurchase	—	(1,395,326)
Proceeds from Federal Home Loan Bank advances	—	3,000,000
Proceeds from issuance of preferred stock	3,285,000	—
Dividends paid on preferred stock	(152,159)	—

Net cash provided by financing activities	9,194,991	56,201,424

Net increase in cash and cash equivalents	4,827,172	3,501,598

Cash and cash equivalents, beginning of period	7,624,319	4,122,721

Cash and cash equivalents, end of period	$12,451,491	$7,624,319

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

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios.  Management has determined that there is no concentration of credit risk associated with its lending policies or practices.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Securities Available-for-Sale - Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis in the security is established.  The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank, Pacific Coast Bankers Bank, and Silverton Bank.  These stocks have no quoted market value and no ready market exists.  The Company’s investment in Federal Home Loan Bank stock at December 31, 2009 and 2008 was $372,300 and $273,600, respectively.  The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2009 and 2008 was $102,000.  The Company’s investment in Silverton Bank stock at December 31, 2008 was $60,352 after an other-than-temporary impairment charge of $94,993 during 2008.  During 2009, the Bank recognized an other-than-temporary impairment charge on the remaining Silverton Bank stock balance of $60,352.

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

Allowance for Loan Losses - Allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management uses an outsourced independent loan review specialist on an annual basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Other Real Estate Owned - Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair market value less estimated disposal costs.  Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments are expensed.  Revenue and expenses from operations and changes in valuation allowance are included in net expenses from foreclosed assets.

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

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are antidilutive are excluded from the calculation of diluted net income per share.  Since the Company is in a net loss position for the years ended December 31, 2009 and 2008, potential dilutive common shares were not included, because to do so would be antidilutive.

Stock-Based Compensation - The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

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

The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2009 and 2008.

	2009	2008

Unrealized gains (losses) on securities available-for-sale	$28,238	$276,466
Reclassification adjustment for (gains) losses realized in net income	(114,571)	(71,599)

Net unrealized gains (losses) on securities	(86,333)	204,867

Tax effect	29,355	(69,655)

Net-of-tax amount	$(56,978)	$135,212

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $3,022,294 and $2,947,000 for the years ended December 31, 2009 and 2008, respectively.  Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.  In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions.  The Bank transferred loans in the amount of $501,037 and $230,600 to other real estate owned during the years ended December 31, 2009 and 2008, respectively.  The change in dividends payable was $22,387 during the years ended December 31, 2009.  The Company did not have any dividends payable during 2008.

There were no income tax payments during the years ended December 31, 2009 and 2008.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

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

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements (continued) - In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications - Certain captions and amounts in the 2008 consolidated financial statements were reclassified to conform with the 2009 presentation.  The reclassifications did not have an impact on the net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2009 and 2008, the requirement was met by the cash balance in the vault.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2009
Government sponsored enterprises	$10,603,783	$251,076	$105,668	$10,749,191
Mortgage-backed securities	6,662,003	176,778	52,122	6,786,659
State, county and municipal	449,666	—	19,855	429,811
	$17,715,452	$427,854	$177,645	$17,965,661

December 31, 2008
Government sponsored enterprises	$7,017,105	$121,566	$4,226	$7,134,445
Mortgage-backed securities	6,489,572	220,921	1,720	6,708,773
	$13,506,677	$342,487	$5,946	$13,843,218

Proceeds from sales of available-for-sale securities during 2009 and 2008 were $3,530,088 and $2,244,612, respectively. Gross gains of $114,571 and $71,599 were recognized on those sales in 2009 and 2008, respectively.  The amortized costs and fair values of investment securities at December 31, 2009, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

NOTE 3 - INVESTMENT SECURITIES - continued

	December 31, 2009
	Amortized Cost	Fair Value

Due within one year	$5,325,000	$5,222,977
Due after one through five years	3,198,777	3,313,128
Due after five through ten years	3,352,936	3,478,064
Due after ten years	5,838,739	5,951,492

Total securities	$17,715,452	$17,965,661

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$5,718,617	$105,668	$—	$—	$5,718,617	105,668
Mortgage-backed securities	2,477,725	52,122	—	—	2,477,725	52,122
State, county and municipal	429,811	19,855	—	—	429,811	19,855

	$8,626,153	$177,645	$—	$—	$8,626,153	$177,645

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

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at December 31, 2009 or 2008.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

At December 31, 2009 and 2008, securities with estimated fair value of $3,783,988 and $6,753,584, respectively, were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	2009	2008

Real estate - mortgage	$75,726,610	$75,599,845
Real estate - construction	16,454,132	17,150,969
Commercial and industrial	11,738,295	11,870,971
Consumer and other	2,224,689	2,925,871

Total gross loans	$106,143,726	$107,547,656

Transactions in the allowance for loan losses during 2009 and 2008 are summarized below:

	2009	2008

Balance, beginning of year	$1,688,840	$552,600
Provision charged to operations	717,937	1,391,090
Loans charged-off	(941,439)	(350,835)
Recoveries of loans previously charged-off	33,599	95,985

Balance, end of year	$1,498,937	$1,688,840

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement.  The Company measures impairment of a loan on a loan-by-loan basis. Impaired loans and related amounts included in the allowance for loan losses at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Impaired loans without a valuation allowance	$3,894,891	$—
Impaired loans with a valuation allowance	1,120,689	421,542

Total impaired loans	$5,015,580	$421,542

Valuation allowance related to impaired loans	$107,822	$310,804
Average of impaired loans during the year	$3,593,707	$121,195
Total nonaccrual loans	$2,020,974	$294,596
Total loans past due 90 days and still accruing interest	$196,373	$—

At December 31, 2009, the Company had 13 impaired loans totaling $2,020,974 or 1.90% of gross loans, in nonaccrual status.  At December 31, 2008, the Company had 4 loans totaling $294,596 or 2.74% of gross loans, in nonaccrual status. There was one loan totaling $196,373 that was contractually past due 90 days or more still accruing interest at December 31, 2009.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2008.  In addition, there were 10 loans restructured or otherwise impaired totaling $2,994,606 not already included in nonaccrual status at December 31, 2009.  There were no loans restructured or otherwise impaired not already included in nonaccrual status at December 31, 2008.

The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $264,640 in interest income on loans that are impaired during the year ended December 31, 2009.  The amount of interest income recognized on impaired loans in 2008 was not material to the financial statements.

NOTE 5 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2009 and 2008 are summarized below:

	2009	2008

Balance, beginning of year	$—	$—
Additions	501,037	230,600
Sales	—	(202,710)
Write downs	—	(27,890)

Balance, end of year	$501,037	$—

NOTE 6 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2009	2008

Land	$1,015,000	$1,015,000
Building and improvements	1,902,901	1,860,994
Furniture and equipment	1,052,653	1,101,286
Automobiles	98,496	138,982

Total	4,069,050	4,116,262

Less, accumulated depreciation	658,363	449,163

Premises, furniture and equipment, net	$3,410,687	$3,667,099

Depreciation expense was $256,213 and $271,210 for the years ended 2009 and 2008, respectively.

NOTE 7 - DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount

2010	$62,407,048
2011	9,593,673
2012	1,983,000
2013	23,572
2014	407,115

Total	$74,414,408

At December 31, 2009 and 2008, the Company had approximately $5,295,000 and $12,943,000, respectively, in time deposits obtained through third party brokers.

NOTE 8 - FHLB ADVANCES

Advances outstanding at December 31, 2009 and 2008 consisted of:

Interest Basis	Current Rate	Maturity	Outstanding Balance

Fixed	2.62%	February 25, 2013	$3,000,000

NOTE 9 - STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Executive Officer (CEO) and President, Chief Business Development Officer and Chief Financial Officer (CFO), stock options were granted to each as part of their compensation and benefits package.  Under these agreements, the CEO and President was granted 79,399 stock options, the Chief Business Development Officer 61,755 options and the CFO 44,110 options.  The CEO and President resigned on January 21, 2009 at which time 79,399 options were forfeited.  All options granted to the executive officers vest over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Company did not grant any options during 2009.  The Company granted 1,000 options during 2008.  These options vest over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the grant date.

The Company recognized $127,942 and $168,913 of stock-based employee compensation expense during 2009 and 2008, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.  As of December 31, 2009, there was $148,062 of unrecognized compensation cost related to stock option grants.  The cost is expected to be recognized within the next twelve months.

As noted above, there were no options granted during 2009.  The weighted average grant-date fair value of each option granted during 2008 was $3.97.  The fair value for each option is estimated on the date of grant using the Black-Scholes Model.  The following weighted average assumptions were used for grants in 2008:

Dividend yield	0.00%
Expected volatility	30.00%
Risk-free interest rate	3.65%
Expected term	7 years

A summary of the activity under the stock option plan for the year ended December 31, 2009 follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding, beginning of the period	225,636	$10.00
Granted during the period	—	10.00
Exercised during the period	—	—
Forfeited during the period	(87,399)	10.00

Outstanding, end of the period	138,237	$10.00

Options exercisable at year end	65,661	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2009 is 7.11 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2009.

A summary of the status of the Company’s nonvested shares as of December 31, 2009 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2009	138,657	$3.32
Granted	—	—
Forfeited	(50,648)	3.35
Vested	(32,997)	3.34

Nonvested at December 31, 2009	55,012	$3.34

NOTE 10 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share.  The warrants vest over three years and expire on October 16, 2016.  Warrants held by directors of the Company will expire 90 days after the director ceases to be a director or officer of the Bank (365 days if due to death or disability).  Upon resignation of the CEO and President, 10,000 warrants were forfeited.

At December 31, 2009 and 2008, 120,000 and 86,667 of the warrants were exercisable.

In calculating the expense for warrants, the fair value of warrants is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent based on the Company’s expectation of dividend payouts; expected volatility of 9.77 percent based on peer group data; risk-free interest rate of 4.76 percent based on the grant date and expected term of the options and expected life of 3 years based on factors such as the vesting period and the option’s contractual term.  Total compensation expense related to warrants was $94,728 and $126,125 for the years ended December 31, 2009 and 2008, respectively.

NOTE 11 - INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2009 or 2008 as it recorded a full valuation allowance against its deferred tax asset.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$401,162	$465,729
Net operating loss carryforward	2,226,893	1,827,447
Organization and start-up costs	232,102	251,718
Other	137,659	76,151

Deferred tax assets	2,997,816	2,621,045

Valuation allowance	(2,767,796)	(2,425,623)

Net deferred tax assets	230,020	195,422

Deferred tax liabilities:
Unrealized gain on securities available for sale	85,071	114,426
Accumulated depreciation	125,199	81,867
Prepaid expenses	40,702	37,720
Loan origination costs	64,119	75,835

Total deferred tax liabilities	315,091	309,848

Net deferred tax asset (liability)	$(85,071)	$(114,426)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009 and 2008, in consideration of the lack of an established earnings history, management has provided a valuation allowance of 100% to reflect its net realizable value.

NOTE 11 - INCOME TAXES - continued

The Company has a net operating loss for income tax purposes of $6,492,495 and $5,329,224 as of December 31, 2009 and 2008, respectively.  These net operating losses expire in the years 2026 through 2029.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2009	2008

Tax (benefit) at statutory rate	$(388,593)	$(1,122,999)
Stock compensation expense	(75,708)	100,313
Change in valuation allowance	342,173	1,028,653
Other	(29,288)	(5,967)

Income tax benefit	$—	$—

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2009 and 2008:

	2009	2008

Balance, January 1	$3,211,211	$3,030,076
Disbursements	1,293,807	1,196,313
Repayments	(558,004)	(1,015,178)

Balance, December 31,	$3,947,014	$3,211,211

Deposits by directors, including their affiliates and executive officers, at December 31, 2009 and 2008 were approximately $1,106,064 and $2,054,031, respectively.

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a lease agreement for an office located on Devine Street for a thirty-six month period.  The lease expires in September 2010.  The Company also entered into a sale-leaseback agreement in December 2008 for a portion of the property located in Cayce, South Carolina.  The lease is for a period of fifteen years. The Company may, at its option, extend the lease for three consecutive renewal terms of five years each.  Minimum rental commitments as of December 31, 2009 are as follows:

2010	$178,688
2011	163,270
2012	166,538
2013	169,865
2014 and thereafter	1,767,572

Total	$2,445,933

The leases have various renewal options and require increased rentals under cost of living escalation clauses.  Rental expenses charged to occupancy and equipment expense in 2009 and 2008 were $172,518 and $134,840, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during 2009 and 2008 due to the net loss; therefore, basic and diluted loss per share were the same.

	2009	2008

Net loss per share - basic computation:

Net loss available to common shareholders	$(1,346,597)	$(3,302,939)

Average common shares outstanding - basic	$1,764,439	$1,764,439

Basic loss per share	$(0.76)	$(1.87)

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

As of December 31, 2009, management believes it is categorized as well-capitalized under the regulatory framework for prompt corrective action.

NOTE 16 - REGULATORY MATTERS - continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk-weighted assets)	$10,836	10.57%	$8,204	8.00%	$10,255	10.00%
Tier 1 capital (to risk-weighted assets)	9,542	9.30%	4,102	4.00%	6,153	6.00%
Tier 1 capital (to average assets)	9,542	6.99%	5,459	4.00%	6,824	5.00%

December 31, 2008
Total capital (to risk-weighted assets)	$8,878	8.37%	$8,485	8.00%	$10,607	10.00%
Tier 1 capital (to risk-weighted assets)	7,548	7.12%	4,240	4.00%	6,361	6.00%
Tier 1 capital (to average assets)	7,548	5.95%	5,074	4.00%	6,343	5.00%

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2009 and 2008, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $7,600,000 and $9,300,000, respectively.  These lines of credit are available on a one to thirty day basis for general corporate purposes.  The Company also has a credit line to borrow funds from the FHLB.  The remaining credit availability as of December 31, 2009 was $10,290,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $13,814,784 and $23,284,400 at December 31, 2009 and 2008, respectively.

NOTE 19 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - continued

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2009 and 2008, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The Company had approximately $125,000 and $110,000 in letters of credit outstanding as of December 31, 2009 and 2008, respectively.

The Company originates certain fixed rate residential loans and commits these loans for sale.  The commitments to originate fixed rate residential loans and the sales commitments are freestanding derivative instruments.  The fair value of these commitments was not significant at December 31, 2009 and 2008.

NOTE 20 - PREFERRED STOCK

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Preferred Stock, Series A, has a dividend rate of 5% for the first five years and 9% thereafter.  The Preferred Stock, Series B, has a dividend rate of 9% per year.  The Preferred Stock may not be redeemed for a period of three years from the date of the original investment unless certain conditions are met through a qualified equity offering.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash, Due from Banks and Certificates of Deposit - The carrying amount is a reasonable estimate of fair value, due to the short-term nature of such items.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Securities Available-for-Sale - Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Nonmarketable Equity Securities - The carrying value of these securities approximates the fair value since no ready market exists for the stocks.

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with contractual terms of the loan agreement are considered impaired.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Because these commitments are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$7,006,281	$7,006,281	$4,130,319	$4,130,319
Federal funds sold	5,195,000	5,195,000	3,494,000	3,494,000
Certificates of deposit	250,210	250,210	—	—
Securities available-for-sale	17,965,661	17,965,661	13,843,218	13,843,218
Nonmarketable equity securities	474,300	474,300	435,952	435,952
Loans receivable, net	104,664,789	104,758,655	105,858,816	106,069,160
Accrued interest receivable	479,112	479,112	472,880	472,880

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	50,182,302	50,182,302	40,455,338	40,455,338
Certificates of deposit and other time deposits	74,414,408	74,577,405	78,079,222	78,662,000
Federal Home Loan Bank advances	3,000,000	3,001,890	3,000,000	3,104,207
Accrued interest payable	70,436	70,436	224,434	224,434

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$13,814,784	$—	$23,284,400	$—
Financial standby letters of credit	125,000	—	110,000	—

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Accounting standards require disclosure that establishes a framework for measuring fair value, and requires disclosure about fair value measurements for all assets and liabilities that are measured and reported on a fair value basis.  The objective is to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Bank performs a detailed analysis of the assets and liabilities that are subject to fair value measurement.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$17,965,661	$—	$17,965,661	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Securities available-for-sale	$13,843,218	$—	$13,843,218	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans	$5,015,580	$—	$5,015,580	$—
Other real estate owned	501,037	—	501,037	—

Total	$5,516,617	$—	$5,516,617	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$421,542	$—	$421,542	$—

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2009	2008
Assets:
Cash	$48,365	$20,372
Premises and equipment, net	2,463,904	2,482,288
Investment in banking subsidiary	9,706,441	7,560,439

Total assets	$12,218,710	$10,063,099

Liabilities and shareholders’ equity:
Other liabilities	$22,387	$—

Total liabilities	22,387	—

Shareholders’ equity	12,196,323	10,063,099

Total liabilities and shareholders’ equity	$12,218,710	$10,063,099

Condensed Statements of Operations

	For the years ended
	December 31,
	2009	2008

Income	$18,000	$37,268

Expenses:
Stock based compensation expense	222,670	295,038
Other expenses	141,232	264,514

Total expense	363,902	559,552

Loss before income taxes and equity in undistributed earnings of banking subsidiary	(345,902)	(522,284)

Equity in undistributed losses of banking subsidiary	(797,020)	(2,780,655)

Net loss	$(1,142,922)	$(3,302,939)

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,142,922)	$(3,302,939)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	58,319	63,468
Equity in undistributed net loss of banking subsidiary	797,020	2,780,655
Loss on sale of assets	—	44,134
Decrease (increase) in other assets	—	18,440
Increase (decrease) in other liabilities	—	(29,785)
Stock and warrant compensation expense	222,670	295,038

Net cash used by operating activities	(64,913)	(130,989)

Cash flows from investing activities:
Purchase of premises and equipment	(39,935)	(376,667)
Sale of premises and equipment	—	496,874
Capital contribution to Bank	(3,000,000)	(500,000)

Net cash used by investing activities	(3,039,935)	(379,793)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	3,285,000	—
Dividends paid on preferred stock	(152,159)	—

Net cash provided by financing activities	3,132,841	—

Net increase (decrease) in cash and cash equivalents	27,993	(510,782)

Cash and cash equivalents, beginning of period	20,372	531,154

Cash and cash equivalents, end of period	$48,365	$20,372

NOTE 23 - SUBSEQUENT EVENTS

In preparing these consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

Based on discussions with the FDIC following its most recent safety and soundness examination of the Bank during 2009, the Bank expects to receive a consent order from the FDIC at some point in 2010 which could require the Bank to take certain actions to address concerns raised in the examination.  These actions may include but are not limited to addressing asset quality, capital adequacy, earnings, management effectiveness, liquidity, and sensitivity to market risk. Furthermore, the consent order may establish new minimum capital ratios for the Bank.  If these ratios are not met, it may change how the Bank is categorized.  If the Bank were to become subject to a consent order, and if the Bank were to fail to comply with the requirements, it may be subject to further regulatory action.

On February 25, 2010, the Company entered into a contract to sell its Cayce branch and business center property for the amount of $2,320,000.  The contract requires closing to be completed within sixty days.  At the time of closing, the Company plans to enter into a fifteen year lease of the property with the purchaser which will include the option to extend for consecutive renewal terms of five years each.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on June 16, 2010.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on June 16, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on June 16, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on June 16, 2010.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on June 16, 2010.

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

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Warrant to Purchase up to 164 shares of Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2009).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2009).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2009).

10.1	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-121485).*

10.3	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.4	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.*

10.5

Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

10.6

Letter Agreement, dated January 9, 2009, including the Side Letter Agreement and Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2009).

10.7

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

21	Subsidiaries of the Company.

24	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

*	Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Dated:	March 31, 2010	By:	/s/ Charlie T. Lovering
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 31, 2010
Thomas Hal Derrick

/s/ Stephen P. Nivens	Senior Vice President, Director	March 31, 2010
Stephen P. Nivens

/s/ E. Daniel Scott	Director	March 31, 2010
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 31, 2010
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 31, 2010
J. Larry Stroud

/s/ Donald E. Taylor	Director	March 31, 2010
Donald E. Taylor

/s/ John D. Thompson	Director	March 31, 2010
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer, Chief Executive	March 31, 2010
Charlie T. Lovering	Officer, Director (Principal Executive and
Financial Officer)

/s/ Harry Michael White	Director	March 31, 2009
Harry Michael White

/s/ Samuel M. Corley	Director	March 31, 2009
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 31, 2009
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

21	Subsidiaries of the Company.

24	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.