Form 10-Q
period 2010-03-31
Congaree Bancshares Inc
filed 2010-05-17
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of May 14, 2010.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Assets:
Cash and due from banks	$7,658,987	$7,006,281
Federal funds sold	11,445,000	5,195,000
Certificates of deposit with other banks	—	250,210
Total cash and cash equivalents	19,103,987	12,451,491

Securities available-for-sale	18,779,351	17,965,661
Securities held-to-maturity (estimate fair value of $677,694 at March 31, 2010)	698,652	—
Non-marketable equity securities	474,300	474,300
Loans receivable	103,283,138	106,143,726
Less allowance for loan losses	1,489,650	1,498,937
Loans, net	101,793,488	104,644,789

Premises, furniture and equipment, net	3,364,951	3,410,687
Accrued interest receivable	525,169	479,112
Other real estate owned	658,538	501,037
Other assets	64,956	109,394
Total assets	$145,463,392	$140,036,471
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,193,261	$11,719,046
Interest-bearing transaction accounts	4,295,716	4,756,331
Savings and money market	43,556,052	33,706,925
Time deposits $100,000 and over	40,138,610	43,067,571
Other time deposits	30,716,215	31,346,837
Total deposits	$128,899,854	$124,596,710

Federal Home Loan Bank advances	3,000,000	3,000,000
Securities sold under agreements to repurchase	1,022,731	—
Accrued interest payable	79,707	70,436
Other liabilities	286,669	173,002
Total liabilities	$133,288,961	$127,840,148

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,143,578	3,135,530
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	177,834	178,599
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,679,411	17,658,940
Retained deficit	(9,023,511)	(8,959,528)
Accumulated other comprehensive income	179,475	165,138

Total shareholders’ equity	12,174,431	12,196,323
Total liabilities and shareholders’ equity	$145,463,392	$140,036,471

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$1,457,789	$1,438,695
Securities available-for-sale, taxable	181,041	200,667
Federal funds sold and other	5,322	683
Total interest income	1,644,152	1,640,045

Interest expense:
Time deposits $100,000 and over	212,834	372,203
Other deposits	353,751	443,972
Other borrowings	20,681	18,988
Total interest expense	587,266	835,163

Net interest income	1,056,886	804,882
Provision for loan losses	186,609	177,300

Net interest income after provision for loan losses	870,277	627,582

Noninterest income:
Service charges on deposit accounts	54,813	33,250
Residential mortgage origination fees	17,384	12,472
Gain on sale of securities	51,465	51,479
Gain on sale of assets	—	3,423
Other than temporary impairment on investment securities	—	(60,352)
Other	15,572	12,121
Total noninterest income	139,234	52,393

Noninterest expense:
Salaries and employee benefits	457,151	710,659
Net occupancy	92,060	89,736
Furniture and equipment	98,357	47,130
Professional fees	84,298	109,049
Regulatory fees and FDIC assessment	123,565	63,647
Other operating	188,393	169,217
Total noninterest expense	1,043,824	1,189,438

Loss before income tax benefit	(34,313)	(509,463)

Income tax benefit	—	—

Net loss	$(34,313)	$(509,463)
Net accretion of preferred stock to redemption value	7,283	7,283
Preferred dividends accrued	22,387	40,282
Net loss available to common shareholders	$(63,983)	$(557,028)

Loss per common share

Basic loss per common share	$(0.04)	$(0.32)

Average common shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

	Common Stock		Preferred Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total
Balance, December 31, 2008	1,764,439	$17,644	—	$—	$17,436,270	$(7,612,931)	$222,116	$10,063,099

Issuance of Series A preferred stock			3,285	3,103,339				3,103,339
Issuance of Series B preferred stock			164	181,661				181,661
Accretion of Series A discount on preferred stock				8,048		(8,048)		—
Amortization of Series B premium on preferred stock				(765)		765		—
Dividends paid on preferred stock						(17,901)		(17,901)
Net loss						(509,463)		(509,463)
Other comprehensive income, net of taxes of $29,355							62,053	62,053
Comprehensive loss								(447,410)
Stock and warrant compensation expense					66,424			66,424

Balance, March 31, 2009	1,764,439	$17,644	3,449	$3,292,283	$17,502,694	$(8,147,578)	$284,169	$12,949,212

Balance, December 31, 2009	1,764,439	$17,644	3,449	$3,314,129	$17,658,940	$(8,959,528)	$165,138	$12,196,323

Accretion of Series A discount on preferred stock				8,048		(8,048)		—
Amortization of Series B premium on preferred stock				(765)		765		—
Dividends paid on preferred stock						(22,387)		(22,387)
Net loss						(34,313)		(34,313)
Other comprehensive income, net of taxes of $7,386							14,337	14,337
Comprehensive loss								(19,976)
Stock and warrant compensation expense					20,471			20,471

Balance, March 31, 2010	1,764,439	$17,644	3,449	$3,321,412	$17,679,411	$(9,023,511)	$179,475	$12,174,431

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities
Net loss	$(34,313)	$(509,463)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Provision for loan losses	186,609	177,300
Depreciation and amortization expense	64,272	62,365
Discount accretion and premium amortization	4,335	(19,145)
Stock and warrant compensation expense	20,471	66,424
(Increase) decrease in accrued interest receivable	(46,057)	22,943
Increase (decrease) in accrued interest payable	9,271	(28,547)
Gain from sale of securities available-for-sale	(51,465)	(51,479)
Gain from sale of premises, furniture and equipment	—	(3,423)
Other than temporary impairment in investment securities	—	60,352
Decrease in other assets	37,052	43,705
Increase in other liabilities	91,280	28,948
Net cash provided (used) by operating activities	$281,455	$(150,020)

Cash flow from investing activities
Purchase of non-marketable equity securities	—	(98,700)
Proceeds from maturities/calls of securities available-for-sale	910,999	420,740
Proceeds from sale of securities available-for-sale	1,364,521	1,692,154
Purchase of securities available-for-sale	(3,019,779)	(1,371,473)
Purchase of securities held-to-maturity	(699,230)	—
Net increase (decrease) in loans receivable	2,507,191	(3,895,473)
Proceeds from sale of premises, furniture and equipment	—	90,865
Purchase of premises, furniture and equipment	(18,536)	(48,492)
Net cash provided (used) by investing activities	$1,045,166	$(3,210,379)

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	(1,525,785)	1,086,358
Increase (decrease) in interest-bearing deposits	5,828,929	(6,065,982)
Increase in securities sold under agreements to repurchase	1,022,731	—
Proceeds from issuance of preferred stock	—	3,285,000
Dividends paid on preferred stock	—	(17,901)

Net cash provided (used) by financing activities	$5,325,875	$(1,712,525)

Net increase (decrease) in cash and cash equivalents	6,652,496	(5,072,924)

Cash and cash equivalents at beginning of the period	12,451,491	7,624,319

Cash and cash equivalents at end of the period	$19,103,987	$2,551,395

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$577,995	$863,710
Transfer of loans to other real estate	$157,500	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

Note 2 — Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  All potential dilutive common shares would have an anti-dilutive effect on income (loss) per share.  Diluted income (loss) per share is the same as basic income (loss) per share for the three months ended March 31, 2010.

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009
Net loss per common share — basic computation:

Net loss available to common shareholders	$(63,983)	$(557,028)

Average common shares outstanding - basic	1,764,439	1,764,439

Basic and fully diluted loss per common share	$(0.04)	$(0.32)

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
Change in unrealized gains on securities available-for-sale	$73,188	$145,499
Reclassification adjustment for gain realized in net income during the period	(51,465)	(51,479)
Net change in unrealized gains on securities	21,723	94,020
Tax effect	(7,386)	(31,967)
Net-of-tax amount	$14,337	$62,053

Note 3 - Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting.  Specifically, the new guidance requires:  (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:  (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Certificates of Deposit - The carrying amount is a reasonable estimate of fair value, due to the short-term nature of such items.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

Investment Securities - The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes. The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$7,658,987	$7,658,987	$7,006,281	$7,006,281
Federal funds sold	11,445,000	11,445,000	5,195,000	5,195,000
Certificate of deposit	—	—	250,210	250,210
Securities available-for-sale	18,779,351	18,779,351	17,965,661	17,965,661
Securities held-to-maturity	698,652	677,694	—	—
Nonmarketable equity securities	474,300	474,300	474,300	474,300
Loans receivable, net	101,793,488	101,950,996	104,664,789	104,758,655
Accrued interest receivable	525,169	525,169	479,112	479,112

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	58,045,029	58,045,029	50,182,302	50,182,302
Certificates of deposit and other time deposits	70,854,825	70,981,908	74,414,408	74,577,405
Federal Home Loan Bank advances	3,000,000	3,071,051	3,000,000	3,001,890
Securities sold under agreements to repurchase	1,022,731	1,022,731	—	—
Accrued interest payable	79,707	79,707	70,436	70,436

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,339,868	$—	$13,814,784	$—
Financial standby letters of credit	125,000		125,000

GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the

Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Vale Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2010 and December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company recorded the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available-for-sale
Government sponsored enterprises	$13,228,669	—	13,228,669	—
Mortgage-backed securities	5,113,828	—	5,113,828	—
State, county and municipals	436,854	—	436,854	—

Total assets	$18,779,351	$—	$18,779,351	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Securities available-for-sale
Government sponsored enterprises	$10,749,191	—	10,749,191	—
Mortgage-backed securities	6,786,659	—	6,786,659	—
State, county and municipals	429,811	—	429,811	—

Total assets	$17,965,661	$—	$17,965,661	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans	$4,828,254	$—	$4,828,254	$—
Other real estate owned	658,538	—	658,538	—

Total assets	$5,486,792	$—	$5,486,792	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans	$5,015,580	$—	$5,015,580	$—
Other real estate owned	501,037	—	501,037	—

Total assets	$5,516,617	$—	$5,516,617	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $4,828,254 at March 31, 2010 with a valuation allowance of $104,306.  Impaired loans had a carrying value of $5,015,580 at December 31, 2009, with a valuation allowance of $107,822.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $658,538 at March 31, 2010 and $501,037 at December 31, 2009.  There were no writedowns of other real estate owned during the quarters ended March 31, 2010 and 2009, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 — Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2010
Government sponsored enterprises	$13,046,406	$220,927	$38,664	$13,228,669
Mortgage-backed securities	5,011,945	131,315	29,432	5,113,828
State, county and municipal	449,068	—	12,214	436,854
	$18,507,419	$352,242	$80,310	$18,779,351

December 31, 2009
Government sponsored enterprises	$10,603,783	$251,076	$105,668	$10,749,191
Mortgage-backed securities	6,662,003	176,778	52,122	6,786,659
State, county and municipal	449,666	—	19,855	429,811
	$17,715,452	$427,854	$177,645	$17,965,661

The amortized cost and estimated fair values of securities held-to-maturity were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2010
State, county and municipal	$698,652	—	20,958	677,694
	$698,652	$—	$20,958	$677,694

Proceeds from sales of available-for-sale securities were $1,364,521 and $1,692,154 for the period ended March 31, 2010 and 2009, respectively.  Gross gains of $51,465 and $51,479 were recognized on those sales for the period ended March 31, 2010 and 2009, respectively.  The amortized costs and fair values of investment securities at March 31, 2010, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one through five years	$3,516,146	3,574,192	$—	—
Due after five through ten years	10,716,192	10,840,717	—	—
Due after ten years	4,275,081	4,364,442	698,652	677,694

Total securities	$18,507,419	18,779,351	$698,652	677,694

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position, at March 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$6,043,743	$38,664	$—	$—	$6,043,743	38,664
Mortgage-backed securities	2,350,561	29,432	—	—	2,350,561	29,432
State, county and municipal	436,853	12,214	—	—	436,853	12,214
	$8,831,157	$80,310	$—	$—	$8,831,157	$80,310

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

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous loss position for more than twelve months at March 31, 2010 or December 31, 2009.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At March 31, 2010 and December 31, 2009, securities with estimated fair value of $5,601,489 and $3,783,988, respectively, were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law and as collateral for securities sold under agreement to repurchase.

Note 6 — Subsequent Events

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

Regulatory Matters - Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on May 14, 2010.  The Consent Order conveys specific actions needed to address certain findings from the FDIC’s most recent Report of Examination and to address the Bank’s current financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning.

Under the terms of the Consent Order, the Bank’s various sources of liquidity will be restricted.  Based on information included in the FDIC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew, or roll over brokered deposits.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank Discount Window as a source of short-term liquidity is not guaranteed.  The Federal Reserve Discount Window borrowing capacity has been curtailed to only overnight terms, contingent upon credit approval for each transaction.

In addition, the Consent Order requires the Bank to, among other things,

•                  establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s board of directors;

•                  retain, within 90 days of the effective date of the Consent Order, qualified management to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner;

•                  develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs;

•                  achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets;

•                  determine, within 30 days of the last day of the calendar quarter, its capital ratios.  If any capital measure falls below the established minimum, within 30 days provide a written plan describing the means and timing by which the Bank shall increase such ratios to or in excess of the established minimums;

•                  establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter;

•                  formulate and implement, within 30 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy;

•                  eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful”;

•                  submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful”;

•                  not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected.  In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “Substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank;

•                  perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit;

•                  ensure, within 90 days from the effective date of the Consent Order, the full implementation of its written lending and collection policy;

•                  adopt, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingent funding, and asset liability management;

•                  eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009;

•                  not accept, renew, or rollover any brokered deposits unless it is in compliance with the requirements of 12 C.F.R. § 337.6(b).  The Bank must develop and submit to the FDIC, within 30 days from the effective date of the Consent Order, a plan for eliminating its reliance on brokered deposits;

•                  not offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates;

•                  limit asset growth to 10% per annum;

•                  not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities; and

•                  furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

Should the Bank fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Sale of Branch

On February 25, 2010, the Company entered into a contract to sell its Cayce branch and business center property for the amount of $2,320,000.  The contract requires closing to be completed within sixty days.  The contract expired on April 26, 2010 at which time the Company received an extension for an additional sixty days.  At the time of closing, the Company plans to enter into a fifteen year lease of the property with the purchaser which will include the option to extend for consecutive renewal terms of five years each.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2009 filed with the Securities and Exchange Commission, and the following:

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

•                  our ability to comply with the terms of the Consent Order between the Bank and its supervisory authorities within the timeframes specified;

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

•                  the effect of final rules amending Regulation E that prohibit financial institutions from charging consumer fees for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents or opts-in to the overdraft service for those types of transactions;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  Beginning in 2008 and continuing through the first quarter of 2010, the capital and credit markets experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the three months ended March 31, 2010 and 2009 and also analyzes our financial condition as of March 31, 2010 as compared to December 31, 2009.

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

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our clients.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included herein.

Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on May 14, 2010.  Please refer to Note 6 of the Financial Statements included in this report for a discussion of the requirements under the Consent Order.

Current Business Strategy

In addition to the actions required by the Consent Order, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Specifically, we are currently focusing our efforts in the following areas:

•                  Increasing and Strengthening Our Capital Position.

As of March 31, 2010, the Bank is deemed to be “well capitalized.” Management has developed a plan to increase and preserve our capital with the goal of maintaining a “well-capitalized” status. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell certain real estate-related loans and other assets. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

•                  Managing and Improving Asset Quality.

The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. In response, our Bank intends to significantly reduce the amount of its non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  For example,

•                  During 2009, we implemented a process for the continuous review of all classified loans, watch loans, past due loans and any other potential risky loans and applied conservative risk grades.

•                  Throughout 2009, we conducted disciplined watch loan meetings to track and monitor progress, including the execution of workout plans, obtainment of current financial data, and detailed progress updates.

•                  Throughout 2009, we maintained an adequate reserve for loan losses given the risk profile of our Bank.

•                  In January of 2009, we reinforced a risk-focused internal and external loan review program.

•                  Decreasing Concentrations in Our Loan Portfolio.

We are focused on reducing our concentrations in real estate, specifically acquisition development and construction loans, and residential construction loans. We have worked to decrease our concentration by various means, including through the normal sale of real estate by borrowers and encouraging transactional construction real estate customers to seek other financing when their loans mature. As a result of these efforts, our amount of real estate loans decreased 4.76% from $96.0 million of our total loan portfolio at March 31, 2009 to $91.4 million of our loan portfolio at March 31, 2010. We expect construction and land development loan portfolio balances to continue to decrease in 2010 through the continued successful implementation of the plans outlined above.

•                  Reducing Operating Expenses.

We have always focused on controlling expenses and managing efficient overhead. During 2010, management intends to further reduce costs in a manner which does not impact the quality of our customer service. Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign. Management has already reduced salary and benefits expenses by reducing staffing levels and reducing compensation in several positions. Additionally, we will continue to renegotiate vendor contracts and implement several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

•                  Enhancing Funds Management and Liquidity.

We grew rapidly in our initial years of operations, and have historically funded our asset growth with a combination of local deposits and wholesale funding, specifically brokered deposits. As of March 31, 2010, we had brokered deposits of $2.2 million, representing 1.72% of our total deposits. Because of the limitations on brokered deposits imposed by the Consent Order and our undercapitalized status, the Bank may no longer accept, renew, or roll over brokered deposits.  Thus, we must find other sources of liquidity to replace these deposits as they mature. We have amended our funds management policy to reflect our plan to continue to improve liquidity levels and reduce our use of brokered deposits and other non-core funding sources. Our funds management policy also includes our plan to reduce assets, certain loans, and other Bank-owned real estate. We plan to reduce our brokered deposit usage by executing on our comprehensive deposit acquisition program, which creates an environment of consistent deposit growth based on relationship-based banking, advocate-based selling and an aggressive, focused calling program. Our experienced team of bankers is actively cross-selling core deposits to our local depositors and borrowers, and is held accountable for production through weekly sales meetings. Production is enhanced by our relationship-based culture training, which includes advanced customer service techniques and one-on-one coaching. We also plan to generate local deposits through a combination of competitive products and pricing, customer service excellence, and targeted marketing campaigns.

•                  Enhancing Our Bank’s Relationship Culture.

While the bulk of our strategic plan encompasses strategies to survive the prolonged economic recession, management recognizes that we must also place the Bank in the best position to thrive as we emerge from this recession. In this regard, planning has also centered on enhancing the Bank’s culture. We believe the enhancement of our culture will place the Bank in the best position possible to provide unmatched customer service and to take advantage of market opportunities through advocate-based selling and relationship banking strategies. Enhancement plans include, among others, the following:

•                  implementing consistent customer service and communication standards in all areas of the Bank;

•                  training and certifying the non-negotiables of relationship banking to all employees;

•                  ensuring all employees are engaged and motivated while enabling management to measure the enhancement of the culture by conducting quarterly employee engagement surveys;

•                  implementing consistent management standards for all supervisors resulting in internal and external advocacy;

Following the entry into the Consent Order, the Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit.  All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts.  In addition, the Bank participates in the FDIC Transaction Account Guarantee Program which was recently extended through December 31, 2010.  Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  The guarantee also applies to interest bearing transaction accounts with interest rates of 0.50 percent or less.  This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2009, as filed on our Annual Report on Form 10-K.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•                  The Emergency Economic Stabilization Act, approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

•                  On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                  On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  The Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place;

•                  The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2009 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on March 31, 2009 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of March 31, 2009.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2009.On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA.  Among other things, the Financial Stability Plan includes:

•                  A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•                  A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                  A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                  Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

•                  On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                  The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by Treasury, representing $12.4 billion of total equity capital. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power. As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009; and

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

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

We are participating in the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of that component of the TLGP.  On April 13, 2010, the FDIC approved an interim rule that extends the Transaction Account Guarantee Program to December 31, 2010.  We have elected to continue our voluntary participation in the program. Coverage under the program is in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules.  We believe participation in the program is enhancing our ability to retain customer deposits.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Results of Operations

Three months ended March 31, 2010 and 2009

General

Our net loss was $34,313 and $509,463 for the quarters ended March 31, 2010 and 2009, respectively.  The decrease in net loss before income tax benefit resulted from a $145,614 decrease in noninterest expense and increases of $252,004 in net interest income and $86,841 in noninterest income.  Noninterest income increased from $52,393 for the quarter ended March 31, 2009, to $139,234 for the quarter ended March 31, 2010.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-bearing assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  The net interest margin for the three months ended March 31, 2010 was 3.28%, compared to 2.55% in 2009.  This increase of 73 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.

Net interest income was $1,056,886 for the quarter ended March 31, 2010, compared to $804,882 for the same period in 2009.  Interest income of $1,644,152 for the quarter ended March 31, 2010 included $1,457,789 on loans, $181,041 on investment securities and $5,322 on federal funds sold and other.  Total interest expense of $587,266 for the quarter ended March 31, 2010 included $566,585 related to deposit accounts and $20,681 on Federal Home Loan Advances and other borrowings.

While nonperforming loans continue to be treated as interest-earning assets, for purposes of calculating the net interest margin, the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest income accrued on the loans is reversed at that point. In the past, we have used lower-cost brokered deposits to help manage this margin compression, but under our consent order with the FDIC, we have not been able to renew, roll over or increase our brokered deposits since executing the consent order on May 14, 2010.

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

Our provision for loan losses for the three months ended March 31, 2010 was $186,609, an increase of $9,309, or 5.3% over our provision of $177,300 for the three months ended March 31, 2009.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.  See Balance Sheet discussion for further information.

Noninterest Income

Noninterest income during the quarter ended March 31, 2010 was $139,234 compared to $52,393 for the same period in 2009.  Noninterest income for the three months ended March 31, 2010 consisted primarily of service charges on deposit accounts of $54,813, gains on sale of investment securities of $51,465 and mortgage loan origination fees of $17,384.  Noninterest income for the three months ended March 31, 2009 consisted primarily of gains on sale of investment securities of $51,479, service charges on deposit accounts of $33,250 and mortgage loan origination fees of $12,472 and were offset by an other than temporary impairment on investment securities of $60,352. The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Comptroller of the Currency and placed into receivership on May 1, 2009. We do not have any additional exposure to this financial institution. The increase of $86,841 in noninterest income compared to the same period in 2009 is primarily the result of the other than temporary impairment charge of $60,352 and an increase of $21,563 in service charges on deposit accounts.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances.  Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited.  In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry.

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which is effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions.  Some industry experts have estimated that the impact of the change from Regulation E would result in a reduction of 30% to 40% of such overdraft fees.  We are currently evaluating the potential impact of Regulation E on our services charges.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the quarters ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
Salaries and employee benefits	$457,151	$710,659
Occupancy and equipment	190,417	136,866
Data processing and related costs	94,180	65,201
Marketing, advertising and shareholder communications	20,213	22,285
Legal and audit	67,372	85,124
Other professional fees	17,819	23,925
Supplies and postage	10,230	27,829
Insurance	1,151	6,699
Credit related expenses	22,839	4,380
Courier and armored carrier service	1,376	2,530
Regulatory fees and FDIC assessment	123,565	63,647
Other	37,511	40,293
Total noninterest expense	$1,043,824	$1,189,438

The most significant component of noninterest expense is salaries and employee benefits, which totaled $457,151 for the three months ended March 31, 2010, compared to $710,659 for the three months ended March 31, 2009.  The decrease is primarily related to staff reductions.  Regulatory fees and FDIC assessment increased from $63,647 for the three months ended March 31, 2009 to $123,565 for the three months ended March 31, 2010, primarily due to an increase in FDIC insurance assessments and the special assessment.

Income Tax Benefit

The Company had no currently taxable income for the quarter ended March 31, 2010 and 2009.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At March 31, 2010, total assets were $145,463,392 compared to $140,036,471 at December 31, 2009, an increase of $5,426,921, or 3.9%.  The increase in assets resulted from an increase in investment securities and an increase in cash and cash equivalents.  Interest-earning assets comprised approximately 91.1% and 92.9% of total assets at March 31, 2010 and December 31, 2009, respectively.  Gross loans totaled $103,283,138 and investment securities were $19,952,303 at March 31, 2010.

Deposits totaled $128,899,854 at March 31, 2010 and $124,596,710 at December 31, 2009.  Federal Home Loan Bank Advances were $3,000,000 and securities sold under agreements to repurchase were $1,022,731 at March 31, 2010.  Shareholders’ equity was $12,174,431 and $12,196,323 at March 31, 2010 and December 31, 2009, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at March 31, 2010 were

$103,283,138, or 77.9% of interest-earning assets and 71.0% of total assets, compared to $106,143,726, or 81.6% of interest-earning assets and 75.8% of total assets at December 31, 2009.

Loans secured by real estate mortgages comprised approximately 88.53% of loans outstanding at March 31, 2010 and 86.84% at December 31, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 9.57% and 11.06% of our loan portfolio at March 31, 2010 and December 31, 2009, respectively.  Our construction and development loans represented approximately 15.33% and 15.50% of our loan portfolio at March 31, 2010 and December 31, 2009, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2010 and December 31, 2009.  Under the Consent Order we are required to perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

	March 31, 2010		December 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total

Real Estate:
Construction and development and land	$15,833,961	15.33%	16,454,132	15.50%
Commercial	31,700,294	30.70	31,926,392	30.08
Residential mortgages	16,640,587	16.11	16,375,098	15.43
Home equity lines	27,259,561	26.39	27,425,120	25.83
Total real estate	91,434,403	88.53	92,180,742	86.84

Commercial	9,886,457	9.57	11,738,295	11.06
Consumer	1,962,278	1.90	2,224,689	2.10
Gross loans	103,283,138	100%	106,143,726	100%
Less allowance for loan losses	(1,489,650)		(1,498,937)
Total loans, net	$101,793,488		104,644,789

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of the period	$1,498,937	$1,688,840
Provision for loan losses	186,609	177,300
Loans charged-off	(198,316)	(264,252)
Recoveries of loans previously charged-off	2,420	—
Balance at end of the period	$1,489,650	$1,601,888

The allowance for loan losses was $1,489,650 and $1,498,937 as of March 31, 2010 and December 31, 2009, respectively, and represented 1.44% and 1.41% of outstanding loans at March 31, 2010 and December 31, 2009, respectively.

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

Under the Consent order, we must establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.  Currently, management evaluates the adequacy of the allowance for loan losses based on current risk factors on a quarterly basis. While management believes that its methodology creates an adequate allowance, it has began to develop a more comprehensive policy for determining the adequacy of the Bank’s allowance for loan losses.

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

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. An outside credit review firm periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

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

We maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $4,828,254 and $5,015,580 in impaired loans at March 31, 2010 and December 31, 2009, respectively.  Valuation allowance related to impaired loans totaled $104,306 and $107,822 in 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, nonaccrual loans totaled $2,118,052 and $2,020,974, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

As required under the Consent Order we have eliminated all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” as of March 31, 2010.  We are also required to enhance, within 60 days from the effective date of the Consent Order, our written plan for the reduction of classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful.” Finally, we may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected or extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “Substandard” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of March 31, 2010 and December 31, 2009 were $128,899,854 and $124,596,710, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ending March 31, 2010 and the year ending December 31, 2009.

	March 31, 2010		December 31, 2009
	Average Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$11,469,348	—%	$10,460,441	—%
Interest-bearing checking	4,354,336	0.39	4,395,267	0.30
Money market	37,733,088	1.88	28,665,265	2.06
Savings	804,660	0.72	673,106	0.79
Time deposits less than $100,000	31,726,661	2.21	30,911,199	2.90
Time deposits $100,000 and over	40,266,300	2.14	42,428,929	3.06
Total	$126,354,393	2.00%	$117,534,207	2.60%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $88,761,244 and $81,529,139 at March 31, 2010 and December 31, 2009, respectively. Our loan-to-deposit ratio was 92.74% and 90.73% at March 31, 2010 and December 31, 2009, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2010 and 2009 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

The Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits. Management believes that this will not have any liquidity impact in the second quarter of 2010 due to the extended maturities of the brokered deposits.  With access to the brokered deposit market unavailable, the Bank must replace those funds with local deposits.

Due to the Consent Order, we will not offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates. Thus, the Bank will be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the Bank’s own normal market area.  Because of this interest rate cap, we may not be able to attract sufficient deposits to meet funding needs. We have asked permission from the FDIC to continue using our market averages based on South Carolina’s high interest rate area designation.

Borrowings and lines of credit

At March 31, 2010, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4,300,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unsecured federal funds on a one to thirty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At March 31, 2010 and December 31, 2009, we had no borrowings outstanding on these lines.

We are also a member of the Federal Home Loan Bank.  At March 31, 2010 and December 31, 2009 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,290,000 at the Federal Home Loan Bank.  Securities sold under agreements to repurchase were $1,022,731 at March 31, 2010.

Capital Resources

Total shareholders’ equity was $12,174,431 at March 31, 2010, a decrease of $21,892 from $12,196,323 at December 31, 2009.  The decrease is primarily due to the net loss for the period of $34,313.

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

The following table sets forth the Bank’s capital ratios at March 31, 2010 and December 31, 2009. For all periods, the Bank was considered “well capitalized”.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital (to risk-weighted assets)	$10,815	10.67%	$8,108	8.00%	$10,135	10.00%
Tier 1 capital (to risk-weighted assets)	9,545	9.42%	4,054	4.00%	6,018	6.00%
Tier 1 capital (to average assets)	9,545	6.86%	5,562	4.00%	6,952	5.00%

December 31, 2009
Total capital (to risk-weighted assets)	$10,836	10.57%	$8,204	8.00%	$10,255	10.00%
Tier 1 capital (to risk-weighted assets)	9,542	9.30%	4,102	4.00%	6,153	6.00%
Tier 1 capital (to average assets)	9,542	6.99%	5,459	4.00%	6,824	5.00%

Under the Consent Order we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

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

At March 31, 2010, we had issued commitments to extend credit of approximately $12,464,868 through various types of lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of approximately $13,939,784 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000 at March 31, 2010 and December 31, 2009.

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

At March 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $19,103,987, or approximately 13.13% of total assets.  Our investment securities available for sale at March 31, 2010 amounted to $19,478,003, or approximately 13.39% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At March 31, 2010, $5,601,489 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  See discussion above regarding the restriction under the Consent Order of the Bank’s ability to accept, renew, or rollover brokered deposits.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $7,600,000.  Availability on these lines of credit was $7,600,000 at March 31, 2010.  We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At March 31, 2010, we had $3,000,000 outstanding at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Under the Consent Order, we are required to adopt, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingent funding, and asset liability management. Management will take existing plans and update to address all areas of concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1.A Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

10.1                           Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated May 14, 2010.

31.1         Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32             Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consent Order with the FDIC and the South Carolina Board of Financial Institutions dated May 14, 2010.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer and Principal Financial Officer.

32	Section 1350 Certifications.