Form 10-Q
period 2010-06-30
Congaree Bancshares Inc
filed 2010-08-16
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 13, 2010.

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009
Assets:
Cash and due from banks	$7,942,055	$7,006,281
Federal funds sold	6,615,000	5,195,000
Certificates of deposit with other banks	—	250,210
Total cash and cash equivalents	14,557,055	12,451,491

Securities available-for-sale	19,087,515	17,965,661
Securities held-to-maturity (estimate fair value of $1,894,045 at June 30, 2010)	1,896,242	—
Non-marketable equity securities	474,300	474,300
Loans receivable	101,828,317	106,143,726
Less allowance for loan losses	1,640,154	1,498,937
Loans, net	100,188,163	104,644,789

Premises, furniture and equipment, net	830,578	3,410,687
Accrued interest receivable	476,354	479,112
Other real estate owned	611,312	501,037
Other assets	119,851	109,394
Total assets	$138,241,370	$140,036,471
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,005,156	$11,719,046
Interest-bearing transaction accounts	4,549,797	4,756,331
Savings and money market	46,505,918	33,706,925
Time deposits $100,000 and over	34,437,758	43,067,571
Other time deposits	26,875,810	31,346,837
Total deposits	122,374,439	124,596,710

Federal Home Loan Bank advances	3,000,000	3,000,000
Securities sold under agreements to repurchase	545,892	—
Accrued interest payable	68,410	70,436
Other liabilities	480,171	173,002
Total liabilities	126,468,912	127,840,148

Shareholders’ equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at June 30, 2010 and December 31, 2009	3,151,626	3,135,530
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2010 and December 31, 2009	177,068	178,599
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2010 and December 31, 2009	17,644	17,644
Capital surplus	17,682,382	17,658,940
Retained deficit	(9,512,926)	(8,959,528)
Accumulated other comprehensive income	256,664	165,138

Total shareholders’ equity	11,772,458	12,196,323
Total liabilities and shareholders’ equity	$138,241,370	$140,036,471

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$2,828,822	$2,954,443	$1,371,033	$1,515,748
Securities available for sale, taxable	356,480	360,245	175,439	159,578
Federal funds sold and other	11,161	8,699	5,839	8,016
Total interest income	3,196,463	3,323,387	1,552,311	1,683,342
Interest expense:
Time deposits $100,000 and over	409,854	671,651	197,020	299,448
Other deposits	693,825	869,954	340,074	425,982
Other borrowings	42,489	39,007	21,808	20,019
Total interest expense	1,146,168	1,580,612	558,902	745,449
Net interest income	2,050,295	1,742,775	993,409	937,893
Provision for loan losses	416,609	177,300	230,000	—
Net interest income after provision for loan losses	1,633,686	1,565,475	763,409	937,893
Noninterest income (loss):
Service charges on deposit accounts	121,332	70,109	66,519	36,859
Residential mortgage origination fees	23,939	59,765	6,555	47,293
Gain on sale of securities	51,465	51,479	—	—
Gain (loss) on sale of other assets	(243,486)	3,423	(243,486)	—
Other than temporary impairment of securities	—	(60,352)	—	—
Other	24,607	20,027	9,035	7,906
Total noninterest income (loss)	(22,143)	144,451	(161,377)	92,058
Noninterest expenses:
Salaries and employee benefits	891,350	1,301,881	434,199	591,222
Net occupancy	197,261	181,450	105,201	91,715
Furniture and equipment	193,390	94,470	95,033	47,341
Professional fees	194,954	220,188	110,656	111,139
Regulatory fees and FDIC assessment	243,507	172,332	119,942	108,685
Other operating	340,409	410,716	152,016	241,497
Total noninterest expense	2,060,871	2,381,037	1,017,047	1,191,599
Loss before income tax benefit	(449,328)	(671,111)	(415,015)	(161,648)
Income tax benefit	—	—	—	—
Net loss	(449,328)	(671,111)	(415,015)	(161,648)
Net accretion of preferred stock to redemption value	14,565	14,565	7,282	7,282
Preferred dividends accrued	89,505	85,040	67,118	44,758
Net loss available to common shareholders	$(553,398)	$(770,716)	$(489,415)	$(213,688)
Loss per common share
Basic loss per share	$(0.31)	$(0.44)	$(0.28)	$(0.12)
Weighted average shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total
Balance, December 31, 2008	—	$—	1,764,439	$17,644	$17,436,270	$(7,612,931)	$222,116	$10,063,099
Issuance of Series A preferred stock	3,285	3,103,339						3,103,339
Issuance of Series B preferred stock	164	181,661						181,661
Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends paid on preferred stock						(62,657)		(62,657)
Net loss						(671,111)		(671,111)
Other comprehensive income, net of taxes of $15,695							30,148	30,148
Comprehensive loss								(640,963)
Stock and warrant compensation expense					111,335			111,335

Balance, June 30, 2009	3,449	$3,299,565	1,764,439	$17,644	$17,547,605	$(8,361,264)	$252,264	$12,755,814

Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323
Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends paid on preferred stock						(89,505)		(89,505)
Net loss						(449,328)		(449,328)
Other comprehensive income, net of taxes of $47,150							91,526	91,526
Comprehensive loss								(357,802)
Stock and warrant compensation expense					23,442			23,442

Balance, June 30, 2010	3,449	$3,328,694	1,764,439	$17,644	$17,682,382	$(9,512,926)	$256,664	$11,772,458

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities
Net loss	$(449,328)	$(671,111)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Provision for loan losses	416,609	177,300
Depreciation and amortization expense	124,466	131,927
Discount accretion and premium amortization	19,867	(24,136)
Stock and warrant compensation expense	23,442	111,335
(Increase) decrease in accrued interest receivable	2,758	(41,271)
Decrease in accrued interest payable	(2,026)	(6,339)
Gain from sale of securities available-for-sale	(51,465)	(51,479)
(Gain) loss from sale of premises, furniture and equipment	174,047	(3,423)
Loss on sale of other real estate	69,439	—
Other than temporary impairment in investment securities	—	60,352
Increase in other assets	(57,606)	(11,219)
Increase in other liabilities	217,664	122,658
Net cash provided (used) by operating activities	487,867	(205,406)

Cash flow from investing activities
Purchase of non-marketable equity securities	—	(98,700)
Proceeds from maturities/calls of securities available-for-sale	5,847,685	1,322,289
Proceeds from sale of securities available-for-sale	1,364,521	1,692,154
Purchase of securities available-for-sale	(8,610,799)	(1,891,071)
Purchase of securities held-to-maturity	(1,449,230)	—
Net increase (decrease) in loans receivable	3,527,731	(2,754,584)
Proceeds from sale of premises, furniture and equipment	2,308,291	90,865
Purchase of premises, furniture and equipment	(26,695)	(57,287)
Proceeds from sale of other real estate	332,572	—
Net cash provided (used) by investing activities	3,294,076	(1,696,334)

Cash flow from financing activities
Decrease in noninterest-bearing deposits	(1,713,890)	(1,105,276)
Decrease in interest-bearing deposits	(508,381)	(417,858)
Increase in securities sold under agreements to repurchase	545,892	2,155,279
Proceeds from issuance of preferred stock	—	3,285,000
Dividends paid on preferred stock	—	(62,657)

Net cash provided (used) by financing activities	(1,676,379)	3,854,488

Net increase in cash and cash equivalents	2,105,564	1,952,748

Cash and cash equivalents at beginning of the period	12,451,491	7,624,319

Cash and cash equivalents at end of the period	$14,557,055	$9,577,067

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,148,194	$1,586,951
Transfer of loans to other real estate	$512,286	$—
Reclassification of securities to held-to-maturity	$448,672	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Statements of Cash Flows

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  Since the Company is in a net loss position, all potential dilutive common shares would have an anti-dilutive effect on loss per share and therefore, diluted loss per share is the same as basic loss per share for the three and six months ended June 30, 2010 and 2009.

Basic and diluted net loss per share are computed below for the six months ended June 30, 2010 and 2009:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic net loss per share computation:
Net loss available to common shareholders	$(553,398)	$(770,716)	$(489,415)	$(213,688)
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net loss per share	$(0.31)	$(0.44)	$(0.28)	$(0.12)

Diluted net loss per share computation:
Net loss available to common shareholders	$(553,398)	$(770,716)	$(489,415)	$(213,688)
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net loss per share	$(0.31)	$(0.44)	$(0.28)	$(0.12)

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the six and three months ended June 30, 2010 and 2009:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Change in unrealized gains (losses) on securities available for sale	$190,141	$97,322	$116,953	$(48,341)
Reclassification adjustment for gains realized in net loss	(51,465)	(51,479)	—	—
Net change in unrealized gains (losses) on securities	138,676	45,843	116,953	(48,341)
Tax effect	(47,150)	(15,695)	(39,764)	16,436
Net-of-tax amount	$91,526	$30,148	$77,189	$(31,905)

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to the period ended June 30, 2010. All material events that require recognition in the accompanying Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements have been included herein.

Note 3 - Recently Issued Accounting Pronouncements

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$7,942,055	$7,942,055	$7,006,281	$7,006,281
Federal funds sold	6,615,000	6,615,000	5,195,000	5,195,000
Certificate of deposit	—	—	250,210	250,210
Securities available-for-sale	19,087,515	19,087,515	17,965,661	17,965,661
Securities held-to-maturity	1,896,242	1,894,045	—	—
Nonmarketable equity securities	474,300	474,300	474,300	474,300
Loans receivable, net	100,188,163	100,497,131	104,664,789	104,758,665
Accrued interest receivable	476,354	476,354	479,112	479,112

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	61,060,871	61,060,871	50,182,302	50,182,302
Certificates of deposit and other time deposits	61,313,568	61,402,890	74,414,408	74,577,405
Federal Home Loan Bank advances	3,000,000	3,022,152	3,000,000	3,001,890
Securities sold under agreements to repurchase	545,892	545,892	—	—
Accrued interest payable	68,410	68,410	70,436	70,436

Note 4 - Fair Value Measurements - continued

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,162,289	$—	$13,814,784	$—
Financial standby letters of credit	125,000	—	125,000	—

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

Note 4 - Fair Value Measurements - continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2010 and December 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$14,242,354	$—	$14,242,354	$—
Mortgage-backed securities	4,845,161	—	4,845,161	—
Total assets	$19,087,515	$—	$19,087,515	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$10,749,191	$—	$10,749,191	$—
Mortgage-backed securities	6,786,659	—	6,786,659	—
State, county and municipals	429,811	—	429,811	—
Total assets	$17,965,661	$—	$17,965,661	$—

Note 4 - Fair Value Measurements — continued

There were no liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$5,289,396	$—	$5,289,396	$—
Other real estate owned	611,312	—	611,312	—
Total assets	$5,900,708	$—	$5,900,708	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,907,758	$—	$4,907,758	$—
Other real estate owned	501,037	—	501,037	—
Total assets	$5,408,795	$—	$5,408,795	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $5,419,624 at June 30, 2010 with a valuation allowance of $130,228.  Impaired loans had a carrying value of $5,015,580 at December 31, 2009, with a valuation allowance of $107,822.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $611,312 at June 30, 2010 and $501,037 at December 31, 2009.  There were no writedowns of other real estate owned during the quarters ended June 30, 2010 and 2009, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2010
Government sponsored enterprises	$14,046,755	$220,800	$25,201	$14,242,354
Mortgage-backed securities	4,651,876	193,285	—	4,845,161
	$18,698,631	$414,085	$25,201	$19,087,515

December 31, 2009
Government sponsored enterprises	$10,603,783	$251,076	$105,668	$10,749,191
Mortgage-backed securities	6,662,003	176,778	52,122	6,786,659
State, county and municipal	449,666	—	19,855	429,811
	$17,715,452	$427,854	$177,645	$17,965,661

Note 5 - Investment Securities - continued

The amortized cost and estimated fair values of securities held-to-maturity were:

		Gross Unrealized		Estimated
June 30, 2010	Costs	Gains	Losses	Fair Value
Government sponsored enterprises	$750,000	$6,705	$—	$756,705
State, county and municipal	1,146,242	740	9,642	1,137,340
	$1,896,242	$7,445	$9,642	$1,894,045

There were no securities classified as held-to-maturity at December 31, 2009.

Proceeds from sales of available-for-sale securities were $1,364,521 and $1,692,154 for the period ended June 30, 2010 and 2009, respectively.  Gross gains of $51,465 and $51,479 were recognized on those sales for the period ended June 30, 2010 and 2009, respectively.

The amortized costs and fair values of investment securities at June 30, 2010, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

In May 2010, management transferred securities with a book value of $448,672 from the available-for-sale category to held-to-maturity. Management intends to hold these investments to maturity and reasonably believes it has the capacity to do so.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$480,979	$483,223	$—	$—
Due after one through five years	1,546,621	1,599,022	750,000	756,705
Due after five through ten years	12,643,187	12,793,797	1,146,242	1,137,340
Due after ten years	4,027,844	4,211,473	—	—
Total securities	$18,698,631	$19,087,515	$1,896,242	$1,894,045

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$3,294,240	$25,201	$—	$—	$3,294,240	$25,201
	$3,294,240	$25,201	$—	$—	$3,294,240	$25,201

Note 5 - Investment Securities - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$5,718,617	$105,668	$—	$—	$5,718,617	$105,668
Mortgage-backed securities	2,477,725	52,122	—	—	2,477,725	52,122
State, county and municipal	429,811	19,855	—	—	429,811	19,855
	$8,626,153	$177,645	$—	$—	$8,626,153	$177,645

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$438,842	$9,642	$—	$—	$438,842	$9,642
	$438,842	$9,642	$—	$—	$438,842	$9,642

There were no investment securities classified as held-to-maturity as of December 31, 2009.

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at June 30, 2010 or December 31, 2009.

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

At June 30, 2010 and December 31, 2009, securities with estimated fair value of $4,906,948 and $3,783,988, respectively, were pledged to secure public deposits as required by law and as collateral for securities sold under agreement to repurchase.

Note 6 - Regulatory Matters - Consent Order

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order with the FDIC and the South Carolina Board of Financial Institutions on May 14, 2010.  The Consent Order conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans.  For additional information on the Consent Order, including actions the Bank has taken in response to the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Consent Order.”

Note 7 - Dividends on Series A Preferred Stock Issued to Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the United States Treasury which was due August 15, 2010.  This payment was the third dividend payment we have deferred.  As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on January 9, 2009, which includes a Securities Purchase Agreement-Standard Terms.  As part of the agreement, dividends compound if they accrue and are not paid.  Failure by the Company to pay the dividend on the shares of Series A Preferred Stock is not an event of default.  However, a failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.

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

•                  the Company’s non-payment of dividends on preferred stock issued to the U.S. government under the Capital Purchase Program component of the Troubled Asset Relief Program;

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

•                  changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption which continue to impact the Company in 2010. There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the six months and three months ended June 30, 2010 and 2009 and also analyzes our financial condition as of June 30, 2010 as compared to December 31, 2009.

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

A summary of the requirements of the Consent Order and the Bank’s status on complying with the Consent Order is as follows:

Requirements of the Consent Order	Bank’s Compliance Status

Establish, within 30 days from the effective date of the Consent Order, a plan to monitor compliance with the Consent Order, which shall be monitored by the Bank’s board of directors.

A monitoring committee made up of upper level management was established by the Bank’s board of directors at a meeting held on May 14, 2010. The committee meets weekly to monitor the progress of the Bank’s compliance with the Consent Order and provides updates to the Bank Executive Committee on a monthly basis. The Executive Committee reports to the Bank’s board of directors on a monthly basis.

Retain, within 90 days of the effective date of the Consent Order, qualified management to carry out the policies of the Bank’s board of directors and operate the Bank in a safe and sound manner.

A formal report of management assessment and staffing was approved by the Bank’s board of directors on June 16, 2010. A revised Organizational Chart was approved by the Executive Committee of the Bank’s board of directors on July 14, 2010. The formal report has been submitted to the Bank’s supervisory authorities.

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

The Bank Total Risk Based capital as of June 30, 2010 is 12.72% and Tier 1 capital as of June 30, 2010 is 8.01%. The Bank is preparing a written plan for capital retention and additional capital to be presented to the Bank’s board of directors for approval.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.

The Bank prepared a written analysis and assessment of its management and staffing needs based in part upon a third party management analysis and submitted this analysis to the Bank’s board of directors on June 16, 2010. The Bank submitted the written analysis and assessment to the Supervisory Authorities.

Establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

A comprehensive allowance for loan and lease losses policy was created for determining the adequacy of the Bank’s allowance for loan and lease losses. This policy was submitted and approved by the Bank’s board of directors on July 21, 2010. The Bank submitted the revised policy to the Supervisory Authorities.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful”.

A written plan to reduce classified assets was submitted to the FDIC during their summer 2010 visit, within the time period required by the Consent Order.  The Bank also submitted a written plan to reduce the risk position of assets rated “substandard” or “doubtful” over $100M.

Eliminate, within 10 days from the effective date of the Consent Order, by charge-off or collection, all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful”

The Bank charged off all assets or portions of assets classified as “Loss” and 50% of those assets classified as “Doubtful”, or allocated a specific reserve within the time period required by the Consent Order.

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower

It is the Bank’s policy to avoid the extension of additional credit, directly or indirectly to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. If an extension of credit or renewal is proposed, approval by the majority of the Bank’s board of directors is required and certify in writing: i. why the failure of the Bank to extend such credit would be detrimental to the best interests of the bank; ii. that the Bank’s position would be improved thereby; and

would be detrimental to the best interests of the Bank.	iii. how the bank’s position would be improved. The signed certification is also included in the board minutes.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

The risk segmentation analysis was provided to the Bank’s supervisory authorities as a part of the Bank’s quarterly consent order update.  At the August 2010 board meeting, management will present the concentration of credit policy and the ongoing plan for managing concentrations.

Ensure, within 90 days from the effective date of the Consent Order, the full implementation of its written lending and collection policy.

The Bank has revised and updated its policy and procedures within the lending function. Lending staff and credit administration meet on a weekly basis to ensure enforcement of the bank’s loan policy.  The Bank has expanded its collection process within the loan policy. The loan policy has been submitted to the Bank’s supervisory authorities.

Formulate and implement, within 30 days from the effective date of the Consent Order, a profit plan and comprehensive budget for all categories of income and expense, which must address, at minimum, goals and strategies for improving and sustaining the earnings of the Bank, the major areas in and means by which the Bank will seek to improve the Bank’s operating performance, realistic and comprehensive budgets, a budget review process to monitor income and expenses of the Bank to compare actual figure with budgetary projections, the operating assumptions that form the basis for and adequately support major projected income and expense components of the plan, and coordination of the Bank’s loan, investment, and operating policies and budget and profit planning with the funds management policy.

The Bank created profit plan and budget for all categories of income and expense, which includes adjustments where the Bank either exceeded budget or had budget shortfalls in order to provide realistic projections going forward. The Bank’s loan, investment and operating policies were coordinated with its profit and budget plan. The profit plan and budget were reviewed and approved by the Bank’s board of directors on June 16, 2010. The profit plan and budget have been submitted to the Bank’s supervisory authorities.

Adopt, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingent funding, and asset liability management

The Bank’s Liquidity Plan, which addresses liquidity, contingent funding, and asset liability management, was reviewed and approved by the Bank’s board of directors on July 21, 2010. The Liquidity Plan has been submitted to the Bank’s supervisory authorities.

Eliminate, within 30 days from the effective date of the Consent Order, all violations of law and regulation or contraventions of policy set forth in the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009.

All violations of law and regulation set forth in the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009 were addressed and remediated in December 2009.

Not accept, renew, or rollover any brokered deposits. The Bank must develop and submit to the FDIC, within 30 days from the effective date of the Consent Order, a plan for eliminating its reliance on brokered deposits.

Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits and has repaid $3.1 million during 2010. A plan for eliminating its reliance on brokered deposits was approved by the Bank’s board of directors on June 16, 2010. The plan was submitted to the Bank’s supervisory authorities.

Not offer an effective yield in excess of 75 basis points over interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.

On May18, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas. As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points.

Not declare or pay any dividends or bonuses or make any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.	Since entering into the Consent Order, the Bank has not declared or paid any dividends or bonuses or made any distributions of interest, principal, or other sums on subordinated debentures.

Limit asset growth to 10% per annum.	The Bank is currently in compliance with this provision and will take action to continue to limit its asset growth to no more than 10% per annum.

Furnish, by within 30 days from the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank has furnished written progress reports to the supervisory authorities as required by the Consent Order

Should the Bank fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Current Business Strategy

As described above, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  In addition, we are currently focusing our efforts in the following areas:

Profitability.

2009 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued into 2010. While many believe the recession officially ended in 2009, the impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to return to profitability once the economy begins to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery and return to profitability. Our primary focus has been and will continue to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals.

Increasing and Strengthening Our Capital Position.

As of June 30, 2010, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. As a result of the terms of the Consent Order, however, we are no longer deemed “well-capitalized”. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

Managing and Improving Asset Quality.

The economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. In response, our Bank intends to significantly reduce the amount of its non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  For example:

•                  We implemented a process for the continuous review of all classified loans, watch loans, past due loans and any other potential risky loans and applied conservative risk grades.

•                  We conducted disciplined watch loan meetings to track and monitor progress, including the execution of workout plans, obtainment of current financial data, and detailed progress updates.

•                  We maintained an adequate reserve for loan losses given the risk profile of our Bank.

•                  We created a comprehensive allowance for loan losses policy and procedures to ensure consistency in the reserve analysis.

•                  We reinforced a risk-focused internal and external loan review program.

•                  We are in the process of developing a plan for managing the loan concentrations. The plan will provide management with the direction to create a portfolio mix that is in tune to the strengths of the Bank and opportunities in our market.

Reducing Operating Expenses.

We have always focused on controlling expenses and managing efficient overhead. During 2010, management intends to further reduce costs in a manner which does not impact the quality of our customer service. Given the prolonged economic recession, we have embarked on an extremely aggressive expense reduction campaign. Management has already reduced salary and benefits expenses by reducing several staffing levels and positions. Additionally, we will continue to renegotiate vendor contracts and implement several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•                  The Emergency Economic Stabilization Act (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through  December 31, 2013;

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

•                  On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•                  Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•                  Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

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

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”);

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of June 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of June 30, 2010, PPIFs have drawn-down approximately $16.2 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•                  On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011;

•                  On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program; and

•                  On July 21, 2010, the U.S. President signed into a law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The Dodd Frank Act permanently sets the FDIC deposit insurance limit at $250,000.

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

Results of Operations

Six and three months ended June 30, 2010 and 2009

General

Our net loss was $449,328 and $671,111 for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net loss before income tax benefit resulted from a $307,520 increase in net interest income and a $320,166 decrease in noninterest expense offset by a $239,309 increase in the provision for loan losses and a $166,594 decrease in noninterest income.

Our net loss was $415,015 and $161,648 for the three months ended June 30, 2010 and 2009, respectively.  The increase in net loss before income tax benefit resulted from a $230,000 increase in the provision for loan losses. Noninterest income decreased by $253,435 during the three months ended June 30, 2010 compared to the same period in 2009, primarily due to the recognized loss on sale of our administrative building of $174,047 and loss on sale of other real estate of $69,439.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2010 and 2009 were 3.15% and 2.76%, respectively.  Our annualized net interest margins for the three months ended June 30, 2010 and 2009 were 3.02% and 2.96%, respectively.

Net interest income was $2,050,295 during the six months ended June 30, 2010, compared to $1,742,775 for the same period in 2009.  Interest income of $3,196,463 for the six months ended June 30, 2010 included $2,828,822 on loans, $356,480 on investment securities and $11,161 on federal funds sold and other.  Total interest expense of $1,146,168 for the six months ended June 30, 2010 included $1,103,679 related to deposit accounts and $42,489 on Federal Home Loan Advances and other borrowings.

Net interest income was $993,409 for the quarter ended June 30, 2010, compared to $937,893 for the same period in 2009.  Interest income of $1,552,311 for the quarter ended June 30, 2010 included $1,371,033 on loans, $175,439 on investment securities and $5,839 on federal funds sold and other.  Total interest expense of $558,902 for the quarter ended June 30, 2010 included $537,094 related to deposit accounts and $21,808 on Federal Home Loan Advances and other borrowings.

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

Our provision for loan losses for the six months ended June 30, 2010 was $416,609 an increase of $239,309, or 134.9% over our provision of $177,300 for the six months ended June 30, 2009. Our provision for loan losses for the three months ended June 30, 2010 was $230,000 and we did not have any provision for loan losses for the three months ended June 30, 2009.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.  See Balance Sheet discussion for further information.

Noninterest Income (loss)

Noninterest income (loss) during the six months ended June 30, 2010 was $(22,143) compared to $144,451 for the same period in 2009.  Noninterest income (loss) for the six months ended June 30, 2010 consisted primarily of service charges on deposit accounts of $121,332, gains on sale of investment securities of $51,465, mortgage loan origination fees of $23,939 and loss on sale of other assets of $243,486.  Noninterest income for the six months ended June 30, 2009 consisted primarily of gains on sale of investment securities of $51,479, service charges on deposit accounts of $70,109 and mortgage loan origination fees of $59,765 and were offset by an other than temporary impairment on investment securities of $60,352. The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Comptroller of the Currency and placed into receivership on May 1, 2009. We do not have any additional exposure to this financial institution. The decrease of $166,594 in noninterest income compared to the same period in 2009 is primarily the result of the loss on sale of our administrative building of $174,047 and loss on sale of other real estate of $69,439 offset by the increase of $51,223 in service charges on deposit accounts.

Noninterest income (loss) for the quarter ended June 30, 2010 was $(161,377) compared to $92,058 for the quarter ended June 30, 2009.  Noninterest income (loss) for the quarters ended June 30, 2010 and 2009 consisted primarily of mortgage loan origination fees and service charges on deposit accounts and loss on sale of other assets. The decrease of $253,435 in noninterest income compared to the same period in 2009 is primarily the result of the loss on sale of our administrative building of $174,047 and loss on sale of other real estate of $69,439.

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

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2010 and 2009.

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$891,350	$1,301,881	$434,199	$591,222
Occupancy and equipment	390,651	275,920	200,234	139,056
Data processing and related costs	193,200	157,842	99,020	92,641
Marketing, advertising and shareholder communications	45,736	58,505	25,523	36,220
Legal and audit	122,473	170,853	55,101	85,729
Other professional fees	73,375	49,335	55,555	25,410
Supplies, postage and telephone	21,225	50,728	10,995	22,899
Insurance	8,230	20,133	7,079	13,434
Credit related expenses	32,804	14,767	9,965	10,387
Courier and armored carrier service	2,547	7,612	1,170	5,082
Regulatory fees and FDIC insurance	243,507	172,332	119,942	108,685
Other	35,773	101,129	(1,736)	60,834
Total noninterest expense	$2,060,871	$2,381,037	$1,017,047	$1,191,599

The most significant component of noninterest expense is compensation and benefits, which totaled $891,350 for the six months ended June 30, 2010, compared to $1,301,881 for the six months ended June 30, 2009. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $172,332 for the six months ended June 30, 2009 to $243,507 for the six months ended June 30, 2010.  Included in the FDIC assessments for the six months ended June 30, 2009 was a one time FDIC insurance premium charge to the Bank in 2009.  This was expensed in June 2009 and paid September 30, 2009. The increase in FDIC assessments for 2010 was the result of higher assessment rates for the industry and our increased deposit balances. The most significant component of noninterest expense is salaries and employee benefits, which totaled $434,199 for the three months ended June 30, 2010, compared to $591,222 for the three months ended June 30, 2009.  The decrease is primarily related to staff reductions.  Regulatory fees and FDIC assessment increased from $108,685 for the three months ended June 30, 2009 to $119,942 for the three months ended June 30, 2010, primarily due to an increase in FDIC insurance assessments.

Income Tax Benefit

The Company had no currently taxable income for the six months and three months ended June 30, 2010 and 2009.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At June 30, 2010, total assets were $138,241,370 compared to $140,036,471 at December 31, 2009, a decrease of $1,795,101, or 1.3%.  The decrease in assets resulted from a decrease in loans and a decrease in premises and equipment. In May 2010 the Company sold the administrative building and related improvements, with a book value of $2.5 million, for $2.3 million cash in a sale-leaseback transaction. The resulting $174,047 loss on sale was recognized in the first six months of 2010. Interest-earning assets comprised approximately 90.8% and 92.9% of total assets at June 30, 2010 and December 31, 2009, respectively.  Gross loans totaled $101,828,317 and investment securities were $20,983,757 at June 30, 2010.

Deposits totaled $122,374,439 at June 30, 2010 and $124,596,710 at December 31, 2009.  Federal Home Loan Bank Advances were $3,000,000 and securities sold under agreements to repurchase were $545,892 at June 30, 2010.  Shareholders’ equity was $11,772,458 and $12,196,323 at June 30, 2010 and December 31, 2009, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at June 30, 2010 were $101,828,317, or 81.1% of interest-earning assets and 73.7% of total assets, compared to $106,143,726, or 81.6% of interest-earning assets and 75.8% of total assets at December 31, 2009.

Loans secured by real estate mortgages comprised approximately 88.25% of loans outstanding at June 30, 2010 and 86.84% at December 31, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 9.92% and 11.06% of our loan portfolio at June 30, 2010 and December 31, 2009, respectively.  Our construction and development loans represented approximately 14.64% and 15.50% of our loan portfolio at June 30, 2010 and December 31, 2009, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2010 and December 31, 2009.  Under the Consent Order we are required to perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

	June 30, 2010		December 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$14,910,316	14.64%	$16,454,132	15.50%
Commercial	33,455,239	32.85	31,926,392	30.08
Residential mortgages	14,737,044	14.47	16,375,098	15.43
Home equity lines	26,767,150	26.29	27,425,120	25.83
Total real estate	89,869,749	88.25	92,180,742	86.84

Commercial	10,096,268	9.92	11,738,295	11.06
Consumer	1,862,300	1.83	2,224,689	2.10
Gross loans	101,828,317	100%	106,143,726	100%
Less allowance for loan losses	(1,640,154)		(1,498,937)
Total loans, net	$100,188,163		$104,644,789

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2010 and 2009 is presented below:

	Six Months Ended June 30,
	2010	2009
Balance at beginning of the period	$1,498,937	$1,688,840
Provision for loan losses	416,609	177,300
Loans charged-off	(280,645)	(264,252)
Recoveries of loans previously charged-off	5,253	—
Balance at end of the period	$1,640,154	$1,601,888

The allowance for loan losses was $1,640,154 and $1,498,937 as of June 30, 2010 and December 31, 2009, respectively, and represented 1.61% and 1.41% of outstanding loans at June 30, 2010 and December 31, 2009, respectively.

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

As required by the Consent order, we established a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which provides for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

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

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and the expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $5,419,624 and $5,015,580 in impaired loans at June 30, 2010 and December 31, 2009, respectively.  Valuation allowance related to impaired loans totaled $130,228 and $107,822 in 2010 and 2009, respectively.

At June 30, 2010 and December 31, 2009, nonaccrual loans totaled $4,410,667 and $2,020,974, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

As required under the Consent Order we have eliminated all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” as of June 30, 2010.  We have also created a written plan for the reduction of classified assets, which includes, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful.” Finally, we generally will not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected or extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “Substandard” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2010 and December 31, 2009 were $122,374,439 and $124,596,710, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended June 30, 2010 and the year ending December 31, 2009.

	June 30, 2010		December 31, 2009
	Average Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$9,806,428	—%	$10,460,441	—%
Interest-bearing checking	4,507,355	0.34	4,395,267	0.30
Money market	40,718,292	1.78	28,665,265	2.06
Savings	850,623	0.58	673,106	0.79
Time deposits less than $100,000	30,126,378	2.18	30,911,199	2.90
Time deposits $100,000 and over	39,425,223	2.10	42,428,929	3.06

Total	$125,434,299	1.94%	$117,534,207	2.60%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $87,936,681 and $81,529,139 at June 30, 2010 and December 31, 2009, respectively. Our loan-to-deposit ratio was 83.21% and 85.19% at June 30, 2010 and December 31, 2009, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2010 and 2009 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

The Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits. Management believes that this will not have any liquidity impact in the second quarter of 2010 due to the extended maturities of the brokered deposits.  With access to the brokered deposit market unavailable, the Bank must replace those funds with local deposits.

Due to the Consent Order, we can not offer an effective yield in excess of 75 basis points on interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.  Thus, for deposits in the Bank’s own normal market area, the Bank must offer rates that are not in excess of 75 basis points over the average local rates.  For non-local deposits, the Bank must offer rates that are not in excess of 75 basis points over either (1) the Bank’s own local rates or (2) the applicable non-local rates. Thus, the Bank will be unable to outbid non-local institutions for non-local deposits even if the non-local rates are lower than the rates in the Bank’s own normal market area.  Because of this interest rate cap, we may not be able to attract sufficient deposits to meet funding needs. We have been granted permission from the FDIC to continue using our market averages based on South Carolina’s high interest rate area designation until December 31, 2010.

Borrowings and lines of credit

At June 30, 2010, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $4,300,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unsecured federal funds on a one to thirty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At June 30, 2010 and December 31, 2009, we had no borrowings outstanding on these lines.

We are also a member of the Federal Home Loan Bank.  At June 30, 2010 and December 31, 2009 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,290,000 at the Federal Home Loan Bank.  Securities sold under agreements to repurchase were $545,892 at June 30, 2010.  There were no securities sold under agreements to repurchase at December 31, 2009.

Capital Resources

Total shareholders’ equity was $11,772,458 at June 30, 2010, a decrease of $423,865 from $12,196,323 at December 31, 2009.  The decrease is primarily due to the net loss for the period of $449,328.

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

The following table sets forth the Bank’s capital ratios at June 30, 2010 and December 31, 2009. For all periods, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized”. As a result of the terms of the Consent Order, we are no longer deemed “well-capitalized”.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital (to risk-weighted assets)	$12,513	12.53%	$7,987	8.00%	$9,984	10.00%
Tier 1 capital (to risk-weighted assets)	11,251	11.27%	3,994	4.00%	5,990	6.00%
Tier 1 capital (to average assets)	11,251	8.01%	5,618	4.00%	7,022	5.00%

December 31, 2009
Total capital (to risk-weighted assets)	$10,836	10.57%	$8,204	8.00%	$10,255	10.00%
Tier 1 capital (to risk-weighted assets)	9,542	9.30%	4,102	4.00%	6,153	6.00%
Tier 1 capital (to average assets)	9,542	6.99%	5,459	4.00%	6,824	5.00%

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

At June 30, 2010, we had issued commitments to extend credit of approximately $12,287,289 through various types of lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of approximately $13,939,784 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000 at June 30, 2010 and December 31, 2009.

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

At June 30, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $14,557,055, or approximately 10.53% of total assets.  Our investment securities available for sale at June 30, 2010 amounted to $19,087,515, or approximately 13.81% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At June 30, 2010, $4,938,730 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  See discussion above regarding the restriction under the Consent Order of the Bank’s ability to accept, renew, or rollover brokered deposits.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $7,600,000.  Availability on these lines of credit was $7,600,000 at June 30, 2010.  We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2010, we had $3,000,000 outstanding at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. As required by the Consent Order, we adopted a written plan addressing liquidity, contingent funding, and asset liability management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 16, 2010	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.