Form 10-Q
period 2010-09-30
Congaree Bancshares Inc
filed 2010-11-15
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 12, 2010.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	2

	Consolidated Condensed Statements of Operations - Nine months and Three months ended September 30, 2010 and 2009 (Unaudited)	3

	Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)- Nine months ended September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows - Nine months ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	(Removed and Reserved)	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009

Assets:
Cash and due from banks	$1,986,306	$7,006,281
Federal funds sold	5,200,000	5,195,000
Certificates of deposit with other banks	—	250,210
Total cash and cash equivalents	7,186,306	12,451,491

Securities available-for-sale	21,804,822	17,965,661
Securities held-to-maturity (estimated fair value of $1,192,884 at September 30, 2010)	1,144,762	—
Non-marketable equity securities	474,300	474,300
Loans receivable	97,628,925	106,143,726
Less allowance for loan losses	1,845,403	1,498,937
Loans, net	95,783,522	104,644,789

Premises, furniture and equipment, net	781,499	3,410,687
Accrued interest receivable	484,938	479,112
Other real estate owned	724,010	501,037
Other assets	12,170	109,394
Total assets	$128,396,329	$140,036,471
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,591,412	$11,719,046
Interest-bearing transaction accounts	4,031,383	4,756,331
Savings and money market	44,045,239	33,706,925
Time deposits $100,000 and over	28,291,809	43,067,571
Other time deposits	26,412,493	31,346,837
Total deposits	112,372,336	124,596,710

Federal Home Loan Bank advances	3,000,000	3,000,000
Securities sold under agreements to repurchase	825,297	—
Accrued interest payable	50,322	70,436
Other liabilities	357,330	173,002
Total liabilities	116,605,285	127,840,148

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 sharesissued and outstanding at September 30, 2010 and December 31, 2009	3,159,674	3,135,530
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at September 30, 2010 and December 31, 2009	176,303	178,599
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at September 30, 2010 and December 31, 2009	17,644	17,644
Capital surplus	17,685,353	17,658,940
Retained deficit	(9,501,788)	(8,959,528)
Accumulated other comprehensive income	253,858	165,138

Total shareholders’ equity	11,791,044	12,196,323
Total liabilities and shareholders’ equity	$128,396,329	$140,036,471

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,195,926	$4,479,560	$1,367,104	$1,525,117
Securities available for sale, taxable	541,759	510,540	185,279	150,295
Federal funds sold and other	14,698	13,488	3,537	4,789

Total interest income	4,752,383	5,003,588	1,555,920	1,680,201

Interest expense:
Time deposits $100,000 and over	570,422	957,491	160,568	285,840
Other deposits	996,638	1,231,535	302,813	361,581
Other borrowings	63,184	59,688	20,695	20,681

Total interest expense	1,630,244	2,248,714	484,076	668,102

Net interest income	3,122,139	2,754,874	1,071,844	1,012,099

Provision for loan losses	671,109	177,300	254,500	—

Net interest income after provision for loan losses	2,451,030	2,577,574	817,344	1,012,099

Noninterest income:
Service charges on deposit accounts	197,716	118,810	76,384	48,701
Residential mortgage origination fees	51,090	70,508	27,151	10,743
Gain on sale of securities	265,148	114,571	213,683	63,092
Gain (loss) on sale of other assets	(243,486)	3,423	—	—
Other than temporary impairment of securities	—	(60,352)	—	—
Other	28,273	18,276	3,666	(1,751)

Total noninterest income	298,741	265,236	320,884	120,785

Noninterest expenses:
Salaries and employee benefits	1,350,219	1,830,403	458,869	528,522
Net occupancy	322,841	285,872	125,580	104,422
Furniture and equipment	296,241	139,975	102,851	45,505
Professional fees	310,893	322,328	115,939	102,140
Regulatory fees and FDIC assessment	348,046	246,134	104,539	73,802
Other operating	503,023	610,982	162,614	200,266

Total noninterest expense	3,131,263	3,435,694	1,070,392	1,054,657

Income (loss) before income taxes	(381,492)	(592,884)	67,836	78,227
Income taxes	—	—	—	—
Net income (loss)	(381,492)	(592,884)	67,836	78,227
Net accretion of preferred stock to redemption value	21,848	21,848	7,283	7,282
Preferred dividends accrued	138,920	129,793	49,415	44,753

Net income (loss) available to common shareholders	$(542,260)	$(744,525)	$11,138	$26,192

Income (loss) per common share

Basic income (loss) per common share	$(0.31)	$(0.42)	$0.01	$0.01

Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine months ended September 30, 2010 and 2009 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total
Balance, December 31, 2008	—	$—	1,764,439	$17,644	$17,436,270	$(7,612,931)	$222,116	$10,063,099

Issuance of Series A preferred stock	3,285	3,103,339						3,103,339
Issuance of Series B preferred stock	164	181,661						181,661
Accretion of Series A discount on preferred stock		24,144				(24,144)		—
Amortization of Series B premium on preferred stock		(2,296)				2,296		—
Dividends accrued on preferred stock						(129,793)		(129,793)
Net loss						(592,884)		(592,884)
Other comprehensive income, net of taxes of $26,794							52,015	52,015

Comprehensive loss								(540,869)

Stock and warrant compensation expense					167,002			167,002

Balance, September 30, 2009	3,449	$3,306,848	1,764,439	$17,644	$17,603,272	$(8,357,456)	$274,131	$12,844,439

Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323

Accretion of Series A discount on preferred stock		24,143				(24,143)		—
Amortization of Series B premium on preferred stock		(2,295)				2,295		—
Dividends accrued on preferred stock						(138,920)		(138,920)
Net loss						(381,492)		(381,492)
Other comprehensive income, net of taxes of $45,704							88,720	88,720

Comprehensive loss								(292,772)

Stock and warrant compensation expense					26,413			26,413

Balance, September 30, 2010	3,449	$3,335,977	1,764,439	$17,644	$17,685,353	$(9,501,788)	$253,858	$11,791,044

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities
Net loss	$(381,492)	$(592,884)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	671,109	177,300
Depreciation and amortization expense	173,545	192,043
Discount accretion and premium amortization	44,230	(26,567)
Stock and warrant compensation expense	26,413	167,002
(Increase) decrease in accrued interest receivable	(5,826)	34,397
Decrease in accrued interest payable	(20,114)	(131,461)
Gain from sale of securities available-for-sale	(265,148)	(114,571)
(Gain) loss from sale of premises, furniture and equipment	174,047	(3,423)
Losses and writedowns on sales of other real estate	84,439	—
Other than temporary impairment in investment securities	—	60,352
(Increase) decrease in other assets	51,520	(30,703)
Increase in other liabilities	45,408	69,206
Net cash provided (used) by operating activities	598,131	(199,309)

Cash flow from investing activities
Purchase of non-marketable equity securities	—	(98,700)
Proceeds from maturities/calls of securities available-for-sale	8,586,685	2,757,018
Proceeds from sale of securities available-for-sale	4,608,513	3,530,088
Purchase of securities available-for-sale	(17,124,549)	(2,908,596)
Purchase of securities held-to-maturity	(699,230)	—
Net (increase) decrease in loans receivable	7,550,174	(2,315,932)
Proceeds from sale of premises, furniture and equipment	2,308,291	90,865
Purchase of premises, furniture and equipment	(26,695)	(84,450)
Proceeds from sale of other real estate	332,572	—
Net cash provided by investing activities	5,535,761	970,293

Cash flow from financing activities
Decrease in noninterest-bearing deposits	(2,127,634)	(540,818)
Decrease in interest-bearing deposits	(10,096,740)	(528,834)
Increase in securities sold under agreements to repurchase	825,297	1,773,313
Proceeds from issuance of preferred stock	—	3,285,000
Dividends paid on preferred stock	—	(107,406)

Net cash provided (used) by financing activities	(11,399,077)	3,881,255

Net increase (decrease) in cash and cash equivalents	(5,265,185)	4,652,239

Cash and cash equivalents at beginning of the period	12,451,491	7,624,319

Cash and cash equivalents at end of the period	$7,186,306	$12,276,558

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,650,358	$2,380,175
Transfer of loans to other real estate	$639,984	$—
Reclassification of securities to held-to-maturity	$448,672	$—

See notes to consolidated condensed financial statements.

Notes to Consolidated Condensed Financial Statements

CONGAREE BANCSHARES, INC.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for 2009 as filed with the Securities and Exchange Commission.

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

Income (loss) Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  Due to the net loss, common stock equivalents were not included in loss per share calculations as their effects would be antidilutive.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income (loss) per common share are computed below for the nine and three months ended September 30, 2010 and 2009:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic net income (loss) per common share computation:
Net income (loss) available to common shareholders	$(542,260)	$(744,525)	$11,138	$26,192
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income (loss) per common share	$(0.31)	$(0.42)	$0.01	$0.01

Diluted net income (loss) per common share computation:
Net income (loss) available to common shareholders	$(542,260)	$(744,525)	$11,138	$26,192
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income (loss) per common share	$(0.31)	$(0.42)	$0.01	$0.01

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the nine and three months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Change in unrealized gains on securities available for sale	$399,572	$193,380	$209,431	$96,058

Reclassification adjustment for gains realized in net loss	(265,148)	(114,571)	(213,683)	(63,092)
Net change in unrealized gains (losses) on securities	134,424	78,809	(4,252)	32,966
Tax effect	(45,704)	(26,794)	1,446	(11,099)
Net-of-tax amount	$88,720	$52,015	$(2,806)	$(21,867)

Subsequent Events

We have evaluated the effects of subsequent events that have occurred subsequent to the period ended September 30, 2010. All material events that require recognition in the accompanying Consolidated Financial Statements or disclosure in the Notes to Consolidated Financial Statements have been included herein.

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ending December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  Because these commitments are made using variable rates and have short maturities, the contract value is a reasonable estimate of fair value.

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$1,986,306	$1,986,306	$7,006,281	$7,006,281
Federal funds sold	5,200,000	5,200,000	5,195,000	5,195,000
Certificate of deposit	—	—	250,210	250,210
Securities available-for-sale	21,804,822	21,804,822	17,965,661	17,965,661
Securities held-to-maturity	1,144,762	1,192,884	—	—
Nonmarketable equity securities	474,300	474,300	474,300	474,300
Loans receivable, net	95,783,522	97,629,866	104,664,789	104,758,665
Accrued interest receivable	484,938	484,938	479,112	479,112

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	57,668,034	57,668,034	50,182,302	50,182,302
Certificates of deposit and other time deposits	54,704,302	54,751,381	74,414,408	74,577,405
Federal Home Loan Bank advances	3,000,000	3,022,152	3,000,000	3,001,890
Securities sold under agreements to repurchase	825,297	825,297	—	—
Accrued interest payable	50,322	50,322	70,436	70,436

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,431,267	$—	$13,814,784	$—
Financial standby letters of credit	125,000	—	125,000	—

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

Note 4 - Fair Value Measurements - continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2010 and December 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$17,226,249	$—	$17,226,249	$—
Mortgage-backed securities	4,578,573	—	4,578,573	—

Total assets	$21,804,822	$—	$21,804,822	$—

Note 4 - Fair Value Measurements - continued

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$10,749,191	$—	$10,749,191	$—
Mortgage-backed securities	6,786,659	—	6,786,659	—
State, county and municipals	429,811	—	429,811	—

Total assets	$17,965,661	$—	$17,965,661	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,936,595	$—	$4,936,595	$—
Other real estate owned	724,010	—	724,010	—

Total assets	$5,660,605	$—	$5,660,605	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,907,758	$—	$4,907,758	$—
Other real estate owned	501,037	—	501,037	—

Total assets	$5,408,795	$—	$5,408,795	$—

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $5,360,104 at September 30, 2010 with a valuation allowance of $423,509.  Impaired loans had a carrying value of $5,015,580 at December 31, 2009, with a valuation allowance of $107,822.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $724,010 at September 30, 2010 and $501,037 at December 31, 2009.  There was approximately $15,000 in writedowns of other real estate owned during the quarter ended September 30, 2010 and there were no writedowns of other real estate owned during the quarter ended September 2009.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2010
Government sponsored enterprises	$17,025,246	$209,887	$8,884	$17,226,249
Mortgage-backed securities	4,394,943	185,485	1,855	4,578,573

	$21,420,189	$395,372	$10,739	$21,804,822
December 31, 2009
Government sponsored enterprises	$10,603,783	$251,076	$105,668	$10,749,191
Mortgage-backed securities	6,662,003	176,778	52,122	6,786,659
State, county and municipal	449,666	—	19,855	429,811

	$17,715,452	$427,854	$177,645	$17,965,661

Note 5 - Investment Securities - continued

The amortized cost and estimated fair values of securities held-to-maturity were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2010
State, county and municipal	$1,144,762	$48,122	$—	$1,192,884

	$1,144,762	$48,122	$—	$1,192,884

There were no securities classified as held-to-maturity at December 31, 2009.

Proceeds from sales of available-for-sale securities were $4,608,513 and $3,530,088 for the period ended September 30, 2010 and 2009, respectively.  Gross gains of $265,148 and $114,571 were recognized on those sales for the period ended September 30, 2010 and 2009, respectively.

Proceeds from sales of available-for-sale securities were $3,243,992 and $1,837,934 for the quarter ended September 30, 2010 and 2009, respectively.  Gross gains of $213,683 and $63,092 were recognized on those sales for the period ended September 30, 2010 and 2009, respectively.

The amortized costs and fair values of investment securities at September 30, 2010, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

In May 2010, management transferred securities with a book value of $448,672 from the available-for-sale category to held-to-maturity. Management intends to hold these investments to maturity and reasonably believes it has the capacity to do so.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$410,046	$413,715	$—	$—
Due after one through five years	1,389,257	1,402,148	—	—
Due after five through ten years	13,028,340	13,203,232	447,872	457,538
Due after ten years	6,592,546	6,785,727	696,890	735,346

Total securities	$21,420,189	$21,804,822	$1,144,762	$1,192,884

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Government sponsored enterprises	$3,585,725	$8,884	$—	$—	$3,585,725	$8,884
Mortgage-backed securities	1,199,774	1,855	—	—	1,199,774	1,855

	$4,785,499	$10,739	$—	$—	$4,785,499	$10,739

Note 5 - Investment Securities - continued

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
Government sponsored enterprises	$5,718,617	$105,668	$—	$—	$5,718,617	$105,668
Mortgage-backed securities	2,477,725	52,122	—	—	2,477,725	52,122
State, county and municipal	429,811	19,855	—	—	429,811	19,855

	$8,626,153	$177,645	$—	$—	$8,626,153	$177,645

There were no investment securities held-to-maturity that were in an unrealized loss position at September 30, 2010. Additionally, there were no investment securities classified as held-to-maturity as of December 31, 2009.

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at September 30, 2010 or December 31, 2009.

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

At September 30, 2010 and December 31, 2009, securities with estimated fair value of $3,555,854 and $3,783,988, respectively, were pledged to secure public deposits as required by law and as collateral for securities sold under agreement to repurchase.

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

Note 7 - Dividends on Series A Preferred Stock Issued to Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the United States Treasury which was due August 15, 2010.  This payment was the third dividend payment deferred.  As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on January 9, 2009, which includes a Securities Purchase Agreement-Standard Terms.  As part of the agreement, dividends compound if they accrue and are not paid.  Failure by the Company to pay the dividend on the shares of Series A Preferred Stock is not an event of default.  However, a failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  For more than three years, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the nine months and three months ended September 30, 2010 and 2009 and also analyzes our financial condition as of September 30, 2010 as compared to December 31, 2009.

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

A formal report of management assessment and staffing was approved by the Bank’s board of directors on June 16, 2010. A revised Organizational Chart was approved by the Executive Committee of the Bank’s board of directors on July 14, 2010. The Bank submitted the formal report to the Bank’s supervisory authorities on July 29, 2010.

Achieve and maintain, within 120 days from the effective date of the Consent Order, Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets.

The Bank’s Total Risk Based capital ration as of September 30, 2010 was 12.53% and Tier 1 capital ration as of September 30, 2010 was 8.01%. The Bank has updated its Capital Plan and approved these updates at the September 15, 2010 board meeting.

Develop, within 60 days from the effective date of the Consent Order, a written analysis and assessment of the Bank’s management and staffing needs.

The Bank prepared a written analysis and assessment of its management and staffing needs based in part upon a third party management analysis and submitted this analysis to the Bank’s board of directors on June 16, 2010. The board approved the analysis on that day and the Bank submitted the written analysis and assessment to the Supervisory Authorities on July 29, 2010.

Establish, within 60 days from the effective date of the Consent Order, a comprehensive policy for determining the adequacy of the Bank’s allowance for loan and lease losses, which must provide for a review of the Bank’s allowance for loan and lease losses at least once each calendar quarter.

A comprehensive allowance for loan and lease losses policy was created for determining the adequacy of the Bank’s allowance for loan and lease losses. This policy was submitted to and approved by the Bank’s board of directors on July 21, 2010. The Bank submitted the revised policy to the Supervisory Authorities on July 29, 2010.

Submit, within 60 days from the effective date of the Consent Order, a written plan to reduce classified assets, which shall include, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful”.

A written plan to reduce classified assets was submitted to the FDIC during their summer 2010 visit, within the time period required by the Consent Order.  The Bank also submitted a written plan to reduce the risk position of assets rated “substandard” or “doubtful” over $100,000 on July 29, 2010.

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

Not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. In addition, the Bank may not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “substandard” and is uncollected, unless the Bank’s board of directors determines that failure to extend further credit to a particular borrower

It is the Bank’s policy to avoid the extension of additional credit, directly or indirectly to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “loss” or “doubtful” and is uncollected. If an extension of credit or renewal is proposed, approval by the majority of the Bank’s board of directors is required and certification in writing: i. why the failure of the Bank to extend such credit would be detrimental to the best interests of the bank; ii. that the Bank’s position would be improved thereby;

would be detrimental to the best interests of the Bank.	and iii. how the bank’s position would be improved. The signed certification is also included in the board minutes. There have been no such extensions or renewals made in violation of the Order.

Perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

The risk segmentation analysis was provided to the Bank’s supervisory authorities as a part of the Bank’s quarterly Consent Order update.  At the August 20, 2010 board meeting, the concentration of credit policy and the ongoing plan for managing concentrations was approved by the board of directors. The policy was submitted to the Bank’s supervisory authorities on August 20, 2010.

Ensure, within 90 days from the effective date of the Consent Order, the full implementation of its written lending and collection policy.

The Bank has revised and updated its policy and procedures within the lending function. Lending staff and credit administration meet on a weekly basis to ensure enforcement of the Bank’s loan policy.  The Bank has expanded its collection process within the loan policy. The Bank submitted the revised loan policy to the Bank’s supervisory authorities on July 29, 2010.

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

The Bank created profit plan and budget for all categories of income and expense, which includes adjustments where the Bank either exceeded budget or had budget shortfalls in order to provide realistic projections going forward. The Bank’s loan, investment and operating policies were coordinated with its profit and budget plan. The profit plan and budget were reviewed and approved by the Bank’s board of directors on June 16, 2010. The Bank submitted the profit plan and budget to the Bank’s supervisory authorities on July 29, 2010.

Adopt, within 60 days from the effective date of the Consent Order, a written plan addressing liquidity, contingent funding, and asset liability management

The Bank’s Liquidity Plan, which addresses liquidity, contingent funding, and asset liability management, was reviewed and approved by the Bank’s board of directors on July 21, 2010. The Bank submitted the Liquidity Plan to the Bank’s supervisory authorities on July 29, 2010.

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

Since entering into the Consent Order, the Bank has not accepted, renewed, or rolled-over any brokered deposits and has repaid $3.1 million during 2010. A plan for eliminating its reliance on brokered deposits was approved by the Bank’s board of directors on June 16, 2010. The Bank submitted the plan to the Bank’s supervisory authorities on July 29, 2010.

Not offer an effective yield in excess of 75 basis points over interest paid on deposits (including brokered deposits, if approval is granted for the Bank to accept them) of comparable size and maturity in either the Bank’s normal market area or in the market area in which such deposits would otherwise be accepted.

On May18, 2010, we applied for and received a determination from the FDIC that our market areas were all high interest rate areas. As a result, we have permission to pay deposit rates of up to 75 basis points over the local rates (assuming the local rates exceed the applicable non-local rates) and on non-local deposits gathered in our normal market area even if these rates exceed non-local rates by more than 75 basis points until December 31, 2010.

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

Furnish, within 30 days of the effective date of the Consent Order and within 30 days of the end of each quarter thereafter, written progress reports to the supervisory authorities detailing the form and manner of any actions taken to secure compliance with the Consent Order.

The Bank has furnished written progress reports to the supervisory authorities as required by the Consent Order.

Should the Bank fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver.

Current Business Strategy

As described above, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  In addition, we are currently focusing our efforts in the following areas:

Profitability.

2009 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2010. While many believe the recession officially ended in 2009, the impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to return to profitability once the economy begins to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery and return to profitability. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals.

Increasing and Strengthening Our Capital Position.

As of September 30, 2010, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. As a result of the terms of the Consent Order, however, we are no longer deemed “well-capitalized”. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Following the entry into the Consent Order, the Bank will continue to serve customers in all areas, including processing banking transactions, paying competitive rates on deposits, and providing access to lines of credit.  All customer deposits are fully insured to the highest limits set by the FDIC, which are $250,000 for individually titled accounts and $250,000 for individually titled IRA accounts.  In addition, the Bank participates in the FDIC Transaction Account Guarantee Program, which was recently extended through December 31, 2010.  Under this program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount of the account.  The guarantee also applies to interest bearing transaction accounts with interest rates of 0.50 percent or less.  This program is in addition to and separate from the coverage available under the FDIC general deposit insurance rules.

Although the TAGP expires on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest-bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act will take effect on December 31, 2010, and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest-bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•                  The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013;

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

•                  The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

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

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements, and provisions designed to protect consumers in financial transactions.  The Dodd-Frank Act also alters certain corporate governance matters affecting public companies.  Over the next 6 to 18 months, regulatory agencies will implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks;

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019.  The U.S. federal banking agencies support this agreement.  The Basel Committee is expected to finalize the new capital and liquidity standard later this year and to present them for approval of the G-20 Finance Minister and Central Bank Governors in November 2010; and

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. The U.S. Treasury is currently working to finalize terms of participation for this fund.

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

Results of Operations

Nine and three months ended September 30, 2010 and 2009

General

Our net loss was $381,492 and $592,884 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net loss before income tax benefit resulted from a $367,265 increase in net interest income and a $304,431 decrease in noninterest expense offset by a $493,809 increase in the provision for loan losses.

Our net income was $67,836 and $78,227 for the three months ended September 30, 2010 and 2009, respectively.  The decrease in net income before income tax benefit resulted from a $254,500 increase in the provision for loan losses offset by a $59,745 increase in net interest income. Noninterest income increased by $200,099 during the three months ended September 30, 2010 compared to the same period in 2009, primarily due to the recognized gain on sale of investment securities of $213,683.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2010 and 2009 were 3.22% and 2.91%, respectively.  Our annualized net interest margins for the three months ended September 30, 2010 and 2009 were 3.37% and 3.21%, respectively.

Net interest income was $3,122,139 during the nine months ended September 30, 2010, compared to $2,754,874 for the same period in 2009.  Interest income of $4,752,383 for the nine months ended September 30, 2010 included $4,195,926 on loans, $541,759 on investment securities and $14,698 on federal funds sold and other.  Total interest expense of $1,630,244 for the nine months ended September 30, 2010 included $1,567,060 related to deposit accounts and $63,184 on Federal Home Loan Advances and other borrowings.

Net interest income was $1,071,844 for the quarter ended September 30, 2010, compared to $1,012,099 for the same period in 2009.  Interest income of $1,555,920 for the quarter ended September 30, 2010 included $1,367,104 on loans, $185,279 on investment securities and $3,537 on federal funds sold and other.  Total interest expense of $484,076 for the quarter ended September 30, 2010 included $463,381 related to deposit accounts and $20,695 on Federal Home Loan Advances and other borrowings.

While nonperforming loans continue to be treated as interest-earning assets for purposes of calculating the net interest margin, the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest income accrued on the loans is reversed at that point. In the past, we have used lower-cost brokered deposits to help manage this margin compression, but under our consent order with the FDIC, we have not been able to renew, roll over or increase our brokered deposits since executing the consent order on May 14, 2010.

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

Our provision for loan losses for the nine months ended September 30, 2010 was $671,109 an increase of $493,809, or 278.52% over our provision of $177,300 for the nine months ended September 30, 2009. Our provision for loan losses for the three months ended September 30, 2010 was $254,500 and we did not have any provision for loan losses for the three months ended September 30, 2009.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See Balance Sheet discussion for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2010 was $298,741, compared to $265,236 for the same period in 2009.  Noninterest income for the nine months ended September 30, 2010 consisted primarily of gains on sale of investment securities of $265,148, service charges on deposit accounts of $197,716, and mortgage loan origination fees of $51,090 offset by a loss on sale of other assets of $243,486.  Noninterest income for the nine months ended September 30, 2009 consisted primarily of service charges on deposit accounts of $118,810, gains on sale of investment securities of $114,571, and mortgage loan origination fees of $70,508 offset by an other than temporary impairment on investment securities of $60,352. The other than temporary impairment charge was an equity investment in another financial institution that was closed by the Comptroller of the Currency and placed into receivership on May 1, 2009. We do not have any additional exposure to this financial institution. The increase of $33,505 in noninterest income compared to the same period in 2009 is primarily the result of the increase in gains on sale of investment securities of $150,577 and the increase of $78,906 in service charges on deposit accounts offset by the loss on sale of our administrative building of $174,047 and loss on sale of other real estate of $69,439.

Noninterest income for the quarter ended September 30, 2010 was $320,884, compared to $120,785 for the quarter ended September 30, 2009.  Noninterest income for the quarters ended September 30, 2010 and 2009 consisted primarily of mortgage loan origination fees and service charges on deposit accounts and gains on sale of investment securities. The increase of $200,099 in noninterest income compared to the same period in 2009 is primarily the result of the gains on sale of investment securities of $213,683.

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

The November 2009 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions.  The current impact of the change from Regulation E resulted in a reduction of approximately 10% of such overdraft fees.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2010 and 2009.

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$1,350,219	$1,830,403	$458,869	$528,522
Occupancy and equipment	619,082	425,847	228,431	149,927
Data processing and related costs	282,173	254,863	88,973	97,021
Marketing, advertising and shareholder communications	55,949	93,411	10,213	34,906
Legal and audit	208,389	255,803	85,916	84,950
Other professional fees	103,397	66,525	30,022	17,190
Supplies, postage and telephone	27,736	70,513	6,511	19,785
Insurance	17,202	23,298	8,972	3,165
Credit related expenses	61,881	27,685	29,077	12,918
Courier and armored carrier service	3,140	11,784	593	4,172
Regulatory fees and FDIC insurance	348,046	246,134	104,539	73,802
Other	54,049	129,428	18,276	28,299
Total noninterest expense	$3,131,263	$3,435,694	$1,070,392	$1,054,657

The most significant component of noninterest expense is compensation and benefits, which totaled $1,350,219 for the nine months ended September 30, 2010, compared to $1,830,403 for the nine months ended September 30, 2009. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance increased from $246,134 for the nine months ended September 30, 2009 to $348,046 for the nine months ended September 30, 2010.  Included in the FDIC assessments for the nine months ended September 30, 2009 was a one time FDIC insurance premium charge to the Bank in 2009.  This was expensed in

June 2009 and paid September 30, 2009. The increase in FDIC assessment for 2010 was the result of our voluntary participation in the FDIC’s Transaction Account Guarantee Program.  Salaries and employee benefits totaled $458,869 for the three months ended September 30, 2010, compared to $528,522 for the three months ended September 30, 2009.  The decrease is primarily related to staff reductions.  Regulatory fees and FDIC assessment increased from $73,802 for the three months ended September 30, 2009 to $104,539 for the three months ended September 30, 2010, primarily due to an increase in FDIC insurance assessments.

Income Tax Benefit

The Company had no currently taxable income for the nine months and three months ended September 30, 2010 and 2009.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At September 30, 2010, total assets were $128,396,329, compared to $140,036,471 at December 31, 2009, a decrease of $11,640,142, or 8.3%.  The decrease in assets resulted from a decrease in loans and a decrease in premises and equipment. In May 2010 the Company sold the administrative building and related improvements, with a book value of $2.5 million, for $2.3 million cash in a sale-leaseback transaction. The resulting $174,047 loss on sale was recognized in the first nine months of 2010. Interest-earning assets comprised approximately 94.8% and 92.9% of total assets at September 30, 2010 and December 31, 2009, respectively.  Gross loans totaled $97,628,925 and investment securities were $22,949,584 at September 30, 2010.

Deposits totaled $112,372,336 at September 30, 2010 and $124,596,710 at December 31, 2009.  Federal Home Loan Bank Advances were $3,000,000 and securities sold under agreements to repurchase were $825,297 at September 30, 2010.  Shareholders’ equity was $11,746,291 and $12,196,323 at September 30, 2010 and December 31, 2009, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at September 30, 2010 were $97,628,925, or 80.2% of interest-earning assets and 76.0% of total assets, compared to $106,143,726, or 81.6% of interest-earning assets and 75.8% of total assets at December 31, 2009.

Loans secured by real estate mortgages comprised approximately 88.60% of loans outstanding at September 30, 2010 and 86.84% at December 31, 2009. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 9.87% and 11.06% of our loan portfolio at September 30, 2010 and December 31, 2009, respectively.  Our construction and development loans represented approximately 14.19% and 15.50% of our loan portfolio at September 30, 2010 and December 31, 2009, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of September 30, 2010 and December 31, 2009.  Under the Consent Order we were required to perform, within 90 days from the effective date of the Consent Order, a risk segmentation analysis with respect to the Bank’s Concentrations of Credit and develop a written plan to systematically reduce any segment of the portfolio that is an undue concentration of credit.

	September 30, 2010		December 31, 2009
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$13,856,510	14.19%	$16,454,132	15.50%
Commercial	31,678,339	32.45	31,926,392	30.08
Residential mortgages	14,519,935	14.87	16,375,098	15.43
Home equity lines	26,439,935	27.09	27,425,120	25.83
Total real estate	86,494,719	88.60	92,180,742	86.84

Commercial	9,639,727	9.87	11,738,295	11.06
Consumer	1,494,479	1.53	2,224,689	2.10
Gross loans	97,628,925	100%	106,143,726	100%
Less allowance for loan losses	(1,845,403)		(1,498,937)
Total loans, net	$95,783,522		$104,644,789

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the nine months ended September 30, 2010 and 2009 is presented below:

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of the period	$1,498,937	$1,688,840
Provision for loan losses	671,109	177,300
Loans charged-off	(332,496)	(420,158)
Recoveries of loans previously charged-off	7,853	400
Balance at end of the period	$1,845,403	$1,446,382

The allowance for loan losses was $1,845,403 and $1,498,937 as of September 30, 2010 and December 31, 2009, respectively, and represented 1.89% and 1.41% of outstanding loans at September 30, 2010 and December 31, 2009, respectively.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $5,360,104 and $5,015,580 in impaired loans at September 30, 2010 and December 31, 2009, respectively.  Valuation allowance related to impaired loans totaled $423,509 and $107,822 in 2010 and 2009, respectively.

At September 30, 2010 and December 31, 2009, nonaccrual loans totaled $4,473,729 and $2,020,974, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual will be recognized as income when received.

As required under the Consent Order we have eliminated all assets or portions of assets classified “Loss” and 50% of those assets classified “Doubtful” as of September 30, 2010.  We have also created a written plan for the reduction of classified assets, which includes, among other things, a reduction of the Bank’s risk position in each asset in excess of $100,000 that is classified as “Substandard” or “Doubtful.” Finally, we generally will not extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified, in whole or in part, “Loss” or “Doubtful” and is uncollected or extend any additional credit to any borrower who has a loan or other extension of credit from the Bank that has been classified, in whole or in part, “Substandard” and is uncollected, unless the Bank’s Board of Directors determines that failure to extend further credit to a particular borrower would be detrimental to the best interests of the Bank.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of September 30, 2010 and December 31, 2009 were $112,372,336 and $124,596,710, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended September 30, 2010 (annualized) and the year ended December 31, 2009.

	September 30, 2010		December 31, 2009
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$10,014,523	—%	$10,460,441	—%
Interest-bearing checking	4,500,601	0.33	4,395,267	0.30
Money market	41,673,573	1.68	28,665,265	2.06
Savings	876,138	0.46	673,106	0.79
Time deposits less than $100,000	29,004,365	2.12	30,911,199	2.90
Time deposits $100,000 and over	37,014,255	2.06	42,428,929	3.06
Total	$123,083,455	1.87%	$117,534,207	2.60%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $84,080,527 and $81,529,139 at September 30, 2010 and December 31, 2009, respectively. Our loan-to-deposit ratio was 86.88% and 85.19% at September 30, 2010 and December 31, 2009, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2010 and 2009 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

The Consent Order restricts the Bank’s ability to accept, renew, or rollover brokered deposits. Management believes that this will not have any liquidity impact in the fourth quarter of 2010 due to the extended maturities of the brokered deposits.  With access to the brokered deposit market unavailable, the Bank must replace those funds with local deposits.

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

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities.  We manage both assets and liabilities to achieve appropriate levels of liquidity.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  See discussion above regarding the restriction under the Consent Order of the Bank’s ability to accept, renew, or rollover brokered deposits.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $6,600,000.  Availability on these lines of credit was $6,600,000 at September 30, 2010.

We are a member of the Federal Home Loan Bank (“FHLB”), from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At September 30, 2010 and December 31, 2009 we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $10,290,000 at the Federal Home Loan Bank.  Securities sold under agreements to repurchase were $825,297 at September 30, 2010.  There were no securities sold under agreements to repurchase at December 31, 2009. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. As required by the Consent Order, we adopted a written plan addressing liquidity, contingent funding, and asset liability management.

Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, the Federal Reserve Bank as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

At September 30, 2010, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,300,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unsecured federal funds on a one to thirty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At September 30, 2010 and December 31, 2009, we had no borrowings outstanding on these lines.

The level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 17.31% at September 30, 2010 compared to 13.60% as of December 31, 2009.  At September 30, 2010, $3,555,854 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2010.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $11,791,044 at September 30, 2010, a decrease of $405,279 from $12,196,323 at December 31, 2009.  The decrease is primarily due to the net loss for the period of $381,492.

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

The following table sets forth the Bank’s capital ratios at September 30, 2010 and December 31, 2009. For all periods, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized”. As a result of the terms of the Consent Order, we are no longer deemed “well-capitalized”.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital (to risk-weighted assets)	$12,515	13.35%	$7,498	8.00%	$9,372	10.00%
Tier 1 capital (to risk-weighted assets)	11,326	12.08%	3,749	4.00%	5,623	6.00%
Tier 1 capital (to average assets)	11,326	8.50%	5,330	4.00%	6,663	5.00%
December 31, 2009
Total capital (to risk-weighted assets)	$10,836	10.57%	$8,204	8.00%	$10,255	10.00%
Tier 1 capital (to risk-weighted assets)	9,542	9.30%	4,102	4.00%	6,153	6.00%
Tier 1 capital (to average assets)	9,542	6.99%	5,459	4.00%	6,824	5.00%

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

At September 30, 2010, we had issued commitments to extend credit of approximately $11,556,267 through various types of lending arrangements.  At December 31, 2009, we had issued commitments to extend credit of approximately $13,939,784 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000 at September 30, 2010 and December 31, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

We deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the United States Treasury which was due August 15, 2010.  This payment was the third dividend payment we have deferred.  As part of the Capital Purchase Plan, the Company entered into a letter agreement with the Treasury on January 9, 2009, which includes a Securities Purchase Agreement-Standard Terms.  As part of the agreement, dividends compound if they accrue and are not paid.  Failure by the Company to pay the dividend on the shares of Series A Preferred Stock is not an event of default.  However, a failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.  As of the date of this report, the total arrearage was $184,746.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

10.1	Employment Agreement by and between Charles A. Kirby, Congaree Bancshares, Inc. and Congaree State Bank dated October 20, 2010.*

10.2	Letter Amendment by and between Congaree Bancshares, Inc. and Charles A. Kirby, dated October 20, 2010.*

10.3	Amendment to the Amended and Restated Employment Agreement of Stephen P. Nivens, dated October 20, 2010.*

10.4	Amendment to the Amended and Restated Employment Agreement of Charlie T. Lovering, dated October 20, 2010.*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*                                                           Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement by and between Charles A. Kirby, Congaree Bancshares, Inc. and Congaree State Bank dated October 20, 2010.*

10.2	Letter Amendment by and between Congaree Bancshares, Inc. and Charles A. Kirby, dated October 20, 2010.*

10.3	Amendment to the Amended and Restated Employment Agreement of Stephen P. Nivens, dated October 20, 2010.*

10.4	Amendment to the Amended and Restated Employment Agreement of Charlie T. Lovering, dated October 20, 2010.*

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

*                                                                 Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2010.