Form 10-K
period 2010-12-31
Congaree Bancshares Inc
filed 2011-04-13
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2011 Part III (Items 10-14)

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

•                  our non-payment of dividends on preferred stock issued to the U.S. Treasury under the Capital Purchase Program component of the Troubled Asset Relief Program;

•                  our efforts to raise capital or otherwise increase our regulatory capital ratios;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  changes in deposit flows;

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

•                  increased funding costs due to market illiquidity, increased competition for funding, and/or increased regulatory requirements with regard to funding;

•                  changes in technology;

•                  changes in monetary and tax policies;

•                  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•                  the rate of delinquencies and amounts of loan charge-offs;

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

•                  changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service (“IRS”);

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

General

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized in November 2005 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”).  The Bank opened for business on October 16, 2006.  The Bank currently maintains a main office at 1201 Knox Abbott Drive, Cayce, South Carolina.  We opened a second office located at 2023 Sunset Boulevard, West Columbia, South Carolina in 2009.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank.  As of December 31, 2010, our consolidated total assets were $121,176,715, our consolidated total loans were $90,335,609, our consolidated total deposits were $106,585,992, and our consolidated total shareholders’ equity was approximately $11,176,648.

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

Marketing Focus

Congaree State Bank is a locally-owned and operated bank organized to serve consumers and small- to medium-sized businesses and professional concerns.  A primary reason for operating the Bank lies in our belief that a community-based bank, with a personal focus, can better identify and serve local relationship banking needs than can a branch or subsidiary of larger outside banking organizations.  We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors.  We believe that this approach will be enthusiastically supported by the community. Our foundation is to remain true to our values.

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to a maximum amount, which was recently permanently increased to $250,000 under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

Location and Service Area

Our primary service area consists of Lexington and Richland Counties, with a primary focus on an area within a 15 mile radius of our main office in West Columbia, South Carolina.  Our Sunset office is located in West Columbia on a major artery that connects Columbia with Lexington.  We opened the Sunset office in January 2009. The site is located approximately one mile east of the Lexington Medical Center and provides excellent visibility for the Bank.

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

Our primary service area has also experienced solid population growth.  From 2000 to 2009 Lexington County’s population increased by 18.3% (an increase of 39,597 people), for a ranking of seventh among the 46 counties in South Carolina in terms of population growth over the last decade.  Based on a 2009 estimate, Lexington County ranks sixth as far as the largest counties, amongst the top ten in the State. The County added 46,377 residents for a 21.4% increase in population for a total of 262,391 residents.  As of June 30, 2010, the Bank maintained a 3.83% deposit market share in Lexington County. As of June 30, 2010, our market share in Cayce, South Carolina is 19.95% and our market share in West Columbia, South Carolina is 13.97%.

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

The well established banks in our service area will likely make proportionately more loans to medium- to large-sized businesses than we will.  Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers. At December 31, 2010, we had net loans of $88,783,548 million, representing 73.3% of our total assets.

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

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  As of December 31, 2010, our allowance for loan losses was approximately 1.54% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data.  Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2010, loans secured by first or second mortgages on real estate made up approximately $79,701,385, or 88.2% of our loan portfolio.  These loans will generally fall into one of two categories: real estate — mortgage and real estate — construction.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The Bank will generally charge an origination fee for each loan.

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

•                  Residential Real Estate Loans.  At December 31, 2010, our individual residential real estate loans ranged in size from $2,540 to $1,148,673, with an average loan size of approximately $85,721.  These loans generally have longer terms of up to 30 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank.  At December 31, 2010, residential real estate loans (other than construction loans) totaled $39,988,999, or 44.3% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2010, our individual commercial real estate loans ranged in size from $1,591 to $1,567,949, with an average loan size of approximately $240,339.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease, and thereby be unable to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2010, commercial real estate loans (other than construction loans) totaled $27,636,367, or 30.6% of our loan portfolio.

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2010, total construction loans amounted to $12,076,019, or 13.4% of our loan portfolio.

Commercial Loans.  The Bank makes loans for commercial purposes in various lines of businesses.  We focus our efforts on commercial loans of less than $1,000,000.  Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the Bank.  Commercial loans primarily have risk that the primary source of repayment, the borrowing business, will be unable to service the debt.  Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk.  Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less.  At December 31, 2010, commercial loans amounted to $9,234,855, or 10.2% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured.  To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, or debt to income ratios.  If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period.  Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans.  For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,399,369 or 1.6% of our loan portfolio.

We also offer home equity loans.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $75,000, and may extend up to 90% of the available equity of each property. At December 31, 2010, individual home equity lines of credit, which are secured by real estate, amounted to $25,538,314, or 28.3% of our loan portfolio.

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

Employees

As of December 31, 2010, we had 23 full-time employees and 5 part-time employees.

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

•                  In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S.  The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•                  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•                  Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•                  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•                  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•                  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•                  Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending. On December 21, 2010, the U.S. Treasury published the application form, term sheet and their guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

•                  In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

•                  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

•                  On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”). IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

•                  In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

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

We elected to voluntarily participate in the unlimited deposit insurance component of the TAGP through December 31, 2010. Throughout 2010, participating institutions paid fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250,000. Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Congaree Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under “Congaree State Bank—Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Congaree State Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank before declaring or paying any dividends.

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

Congaree State Bank

The Bank operates as a state chartered bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.

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

As of December 31, 2010, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action. As further described below, the Bank entered into a Consent Order (the “Consent Order”), effective May 14, 2010, with the FDIC and the South Carolina Board of Financial Institutions (the “Supervisory Authorities”) which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. As of December 31, 2010, the Bank was in compliance with the minimum capital requirements established in the Consent Order.  Subsequently, on April 8, 2011 the Consent Order was terminated by the Supervisory Authorities but the Bank was required to maintain these higher capital ratios.

Regulatory Matters - Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions on May 11, 2010.  The Consent Order required specific actions needed to address certain findings from the FDIC’s most recent Report of Examination and to address the Bank’s financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and as of April 8, 2011 the Consent Order has been terminated although certain regulatory restrictions remain. The Supervisory Authorities have instituted certain ongoing requirements for the Bank as follows:

•                   The Bank shall prepare and submit a comprehensive budget and earnings forecast for the Bank which covers 2011 and include any changes made as a result of the examination. Subsequently, budgets will be prepared and submitted annually by January 1 of each year. In addition, quarterly progress reports regarding the Bank’s actual performance compared to the budget plan shall be submitted concurrently with other reporting requirements.

•                   The Bank shall develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans.

•                  The Bank shall not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank or any extension of credit or portion thereof that has been charged off by the Bank or classified Loss or Doubtful in any report of examination, so long as such credit remains uncollected. In addition, the Bank shall make no additional advances to any borrower whose loan or line of credit has been adversely classified Substandard in this Report or any subsequent report without the prior approval of a majority of the Bank’s Board of Directors.

•                  Unless otherwise approved in writing by the Supervisory Authorities, the Bank shall charge off within 30 days of receipt of any official report of examination by either State or FDIC examiners, the remaining balance of any assets classified as Loss, and make an appropriate impairment provision to the reserve for loan losses for those classified as Doubtful.

•                  The Bank shall maintain an adequate reserve for loan losses and such reserve shall be established by charges to current operating earnings. The Bank shall review the adequacy of the reserve prior to the end of each calendar quarter and make appropriate provisions to the reserve. The review shall be consider the results of the Bank’s loan review, loan loss experience, trends of delinquent and nonaccrual loans, estimate of potential loss exposure of significant credits, concentrations of credit, and present and prospective economic conditions. The results of the review shall be recorded in the minutes of the Board meeting at which the review was undertaken.

•                  The Bank shall maintain a minimum Tier 1 Leverage Capital ratio of 8 percent (8%) and a Total Risk-Based Capital ratio of at least ten percent (10%) and maintain a “Well-Capitalized” designation, as defined in Section 325 of the FDIC Rules and Regulations. In the event that the Bank’s capital falls below these minimums, the Bank shall notify the Supervisory Authorities and shall increase capital in an amount sufficient to meet the minimum ratio required by this provision within 90 days. The Bank shall not pay dividends without prior written consent of the Supervisory Authorities.

•                  The Bank shall eliminate and/or correct all violations of law and regulation and contraventions of policy listed in the report issued by the Supervisory Authorities. In addition, the Bank shall take all necessary steps to ensure future compliance with all applicable laws and regulations and polity statements.

The Board of Directors and management of the Bank will continue to diligently work to comply the requirements set above by the Supervising Authorities.

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

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC recently announced a rule that requires financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We requested exemption from the prepayment requirement and received such exemption from the FDIC.  During 2010, we paid $442,999 in deposit insurance, which included regular premiums and the special assessment.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2010, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Branching.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In general, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  However, currently the Bank must obtain prior approval from the Supervisory Authorities prior to the payment of any cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

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

Beginning in the second half of 2007 and continuing through 2010, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a significant decline in the value of real estate.  As of December 31, 2010, approximately 88.2% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, construction, and commercial lending.

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2010, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate — 30.6%; construction and development and land— 13.4%; and commercial — 10.2%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2010, we had $7,215,251 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital.  At December 31, 2010, we had $3,838,990 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009.  Rates remained steady for 2010.  On March 18, 2010, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.  Approximately 53.6% of our loans were variable rate loans at December 31, 2010.  The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2010 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 88.3% of our interest income for the year ended December 31, 2010.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

Under the EESA, which was enacted on October 3, 2008, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the CPP, the U.S. Treasury committed to purchase up to $250 billion of preferred stock and warrants in eligible institutions. The EESA also temporarily increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009, which was recently permanently increased to $250,000 under the Dodd-Frank Act.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan which, among other things, provides a forward-looking supervisory capital assessment program that is mandatory for banking institutions with over $100 billion of assets and makes capital available to financial institutions qualifying under a process and criteria similar to the CPP. In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law on February 17, 2009, and includes, among other things, extensive new restrictions on the compensation and governance arrangements of financial institutions.

On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions. Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

• a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

• increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

• the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

• the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of continued uncertainty in 2011. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank.  As December 31, 2010, our borrowing capacity with the Federal Home Loan Bank was $13,290,000 of which $9,850,000 is available.  Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands.  If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

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

As a member institution of the FDIC, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund, unless the FDIC exempted the institution from the prepayment requirement upon a determination that the prepayment would adversely affect the safety and soundness of the institution. We did request exemption from the prepayment requirement. During 2010, we expensed $417,758 in deposit insurance.

In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

Although we cannot predict what the insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Our small-l to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized business.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition and results of operations may be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our Sunset office, which opened in January, 2009 is located at the intersection of Sunset Boulevard and Kim Street approximately one mile east of the Lexington Medical Center.  Our address is 2023 Sunset Boulevard, West Columbia, South Carolina 29169.  The building is approximately 4,100 square feet on a site that is approximately 1.5 acres in size and is a full service banking facility with 3 drive-thru lanes and a drive-thru ATM.  The Sunset office is subject to a 15 year lease, with the option to extend the lease for two consecutive renewal terms of five years each.

We also occupy another branch and administration office located at 1201 Knox Abbot Drive, Cayce, South Carolina.  This building is approximately 7,500 square feet in administration area and approximately 2,100 square feet branch office with a drive in facility.  In December 2009, we entered into a sale-lease back agreement for a portion of this property.  The lease is for a period of 15 years, with the option to extend the lease for three consecutive renewal terms of five years each.  This property is approximately 5,674 square feet which the Bank leases to other tenants. In June 2010, the Company entered into a sale-lease back agreement for a branch and office building located at 1201 Knox Abbot Drive in Cayce, South Carolina. The lease is for a period of 15 years, with the option to extend the lease for two consecutive renewal terms of five years each.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2010	High	Low
First Quarter	$4.00	$2.50
Second Quarter	3.50	2.50
Third Quarter	3.50	2.50
Fourth Quarter	2.75	1.80

2009	High	Low
First Quarter	$10.00	$1.00
Second Quarter	10.00	3.50
Third Quarter	5.00	3.50
Fourth Quarter	6.75	2.05

As of April 10, 2011, there were 1,764,439 shares of common stock outstanding held by approximately 1,824 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Congaree State

Bank, to pay dividends to us.  As a South Carolina state bank, our Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, our Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.  In addition, the Bank currently must obtain prior approval from the Supervisory Authorities prior to the payment of any cash dividends.

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

The following table sets forth equity compensation plan information at December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	82,391	$10.00	183,909

Equity compensation plans not approved by security holders (2)	120,000	$10.00	—
Total	202,391	$10.00	183,909

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the years ended December 31, 2010 and 2009 and also analyzes our financial condition as of December 31, 2010. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

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

Current Economic Environment

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  As discussed above in the section titled “Supervision and Regulation” under the heading “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis,” the United States government has taken unprecedented actions in response to the challenges facing the financial services sector.

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through 2010, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  Portfolio-wide delinquencies remained at an elevated level over the first two quarters of 2010. Declines in the Bank’s past due rates in the third and fourth quarters of 2010 were attributed to the Bank’s management of the delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in commercial real estate loans.

As of December 31, 2010, approximately 88.2% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately $12,076,019 of construction and development loans as of December 31, 2010, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use.  Additionally, $1,050,190 of all construction and development loans are single family residence construction loans to the individual who intends on using the constructed house as their primary residence.  Over the last three years, the Bank has experienced minimal loss from its construction and development portfolio and believes that the loans we have made to date do not carry the same risks associated with a typical bank’s construction and development portfolio.

The result of the above was a significant increase in the level of our non-performing assets during 2010.  As of December 31, 2010, our non-performing assets equaled $4.7 million, or 3.88% of assets, as compared to $2.7 million, or 1.94% of assets, as of December 31, 2009.  For the year ended December 31, 2010, we recorded a provision for loan losses of $853,109 and net loan charge-offs of $799,985, or 0.85% of average loans, as compared to a $717,937 provision for loan losses and net loan charge-offs of $907,840, or 0.83% of average loans, for the year ended December 31, 2009.  In general, the provision for loan losses for 2010 was attributed to overall strain in the economy.  Specifically, one charge off accounted for 32.1% of all total charge offs during the year. The overall level of the Bank’s net losses to average loans was .80% which was superior to its UBPR Peer Group Average of 1.20%. We believe that active management of delinquent borrowers was the primary factor for the Bank’s favorable performance.  In addition, our net interest margin increased to 3.29% for the year ended December 31, 2010 from 2.97% for the year ended December 31, 2009.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2010, included herein.  Management has discussed these critical accounting policies with the audit committee.

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

Results of Operations

General

Our net loss was $298,557 and $1,142,922 for the years ended December 31, 2010 and 2009, respectively. Net loss before income taxes was $298,557 for the year ended December 31, 2010, a decrease of $844,365, or 73.9%, compared to $1,142,922 for the year ended December 31, 2009.  The decrease in net loss before income taxes resulted from a $229,142 decrease in noninterest expense and increases of $416,119 in net interest income and $334,276 in noninterest income.  Noninterest income increased from $336,302 for the year ended December 31, 2009, to $670,578 for the year ended December 31, 2010.  We also recorded a provision for loan losses of $853,109 and $717,937 for the years ended December 31, 2010 and 2009, respectively.

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

Net interest income was $4,202,204 for the year ended December 31, 2010, an increase of $416,119 or 11.0%, over net interest income of $3,786,085 for the year ended December 31, 2009.  Interest income of $6,241,309 for the year ended December 31, 2010, included $5,510,062 on loans, $714,752 on investment securities and $16,495 on federal funds sold.  Loan interest and related fees decreased $474,654, or 7.9%, over 2009, due to a decrease in the loan portfolio volume. Total interest expense of $2,039,105 for the year ended December 31, 2010, included $1,950,960 related to deposit accounts and $88,145 on federal funds purchased and Federal Home Loan Bank borrowings.  Interest expense on deposits decreased $831,453, or 29.9%, due to the decrease in deposit rates during 2010.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$6,482	$17	0.25%	$5,561	$20	0.38%	$1,085	$38	3.49%
Investment securities andFHLB stock	21,030	715	3.40%	13,035	649	4.98%	14,137	745	5.27%
Loans receivable(1)	100,457	5,510	5.48%	108,870	5,985	5.50%	87,391	5,496	6.29%

Total earning assets	127,969	6,242	4.88%	127,466	6,654	5.22%	102,613	6,279	6.1%
Noninterest-earning assets	6,358			6,751			4,869

Total assets	$134,327			$134,217			$107,482

Interest-bearing liabilities:
Interest bearing transaction accounts	$4,471	15	0.33%	$4,395	13	0.29%	$4,310	33	0.76%
Savings & money market	43,326	676	1.56%	29,338	595	2.03%	23,914	686	2.87%
Time deposits	62,024	1,260	2.03%	73,340	2,175	2.97%	55,966	2,268	4.05%
Advances from FHLB	3,000	81	2.69%	3,000	79	2.63%	2,509	67	2.68%
Federal funds purchased and repurchase agreement	332	7	2.17%	1,172	7	0.61%	2,009	52	2.61%

Total interest-bearing liabilities	113,153	2,039	1.80%	111,245	2,869	2.58%	88,708	3,106	3.50%

Noninterest-bearing liabilities	10,282			10,810			8,473
Shareholders’ equity	10,892			12,162			10,301

Total liabilities and shareholders’ equity	$134,327			$134,217			$107,482

Net interest spread			3.08%			2.64%			2.62%

Net interest margin		4,203	3.29%		3,785	2.97%		3,173	3.09%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $1,417,289 in nonaccrual loans for 2010 and $2,020,974 nonaccrual loans in 2009. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2010 was 3.29%, an increase of 32 basis points from the net interest margin of 2.97% for the year ended December 31, 2009.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This increase can be attributed to the costs of our funding sources.  We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates.  Earning assets averaged $127,969,697 for the year ended December 31, 2010, increasing from $127,466,494 for the year ended December 31, 2009. Our net interest spread was 3.08% for the year ended December 31, 2010. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2010 Compared to 2009			2009 Compared to 2008
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(4,422)	$2,578	$(7,000)	$(16,995)	$(51,718)	$(34,723)
Investment securities and FHLB stock	66,004	343,986	(277,982)	(96,401)	(133,158)	(36,757)
Loans	(474,654)	(682,393)	207,739	488,351	(193,296)	(681,647)
Total interest income	(413,072)	(335,829)	(77,243)	374,955	(378,172)	(753,127)

Interest-bearing liabilities:
Interest-bearing deposits	(831,453)	(53,345)	(778,108)	(204,379)	(1,037,502)	(833,123)
FHLB advances	2,166	—	2,166	11,439	10,194	(1,245)
Federal funds purchased and repurchase agreement	96	333	(237)	(45,249)	(85,430)	(40,181)
Total interest expense	(829,191)	(53,012)	(776,179)	(238,189)	(1,112,738)	(874,549)
Net interest income	$416,119	$(282,817)	$698,936	$613,144	$734,566	$(121,422)

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

Our provision for loan losses for the year ended December 31, 2010 was $853,109, an increase of $135,172, or 18.8%, over our provision of $717,937, for the year ended December 31, 2009.  The allowance as a percentage of gross loans has been increased from approximately 1.4% to 1.7% as of December 31, 2009 and 2010, respectively, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2010 was $670,578 compared to $336,302 for the year ended December 31, 2009.  Service charges and other fees on deposit accounts were $304,723 for the year ended December 31, 2010, an improvement of $166,165 over the year ended December 31, 2009, due to an increase in deposit accounts.  For the year ended December 31, 2010, mortgage loan origination fees were $76,011, a decrease of $22,166, or 22.6%, from 2009, due to the decrease in the volume of mortgage loans originated.  We expect this trend to continue and then increase as market conditions improve.  Noninterest income included gains on sales of securities available-for-sale of $439,130 for the year ended December 31, 2010, compared to $114,571 in 2009.  However, these gains were offset by the loss on sale of the administrative building and related improvements of $174,047.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2010 and 2009.

	2010	2009
Compensation and benefits	1,820,278	2,361,927
Occupancy and equipment	838,949	811,777
Data processing and related costs	383,287	286,827
Marketing, advertising and shareholder communications	63,164	118,292
Legal and audit	271,283	390,359
Other professional fees	118,279	71,570
Supplies and postage	58,945	65,972
Insurance	30,037	32,406
Credit related expenses	28,632	31,894
Regulatory fees and FDIC insurance	442,999	290,845
Other real estate owned expense	165,478	25,531
Other	96,899	59,972
Total noninterest expense	$4,318,230	$4,547,372

Noninterest expense was $4,318,230 for the year ended December 31, 2010, compared to $4,547,372 for the year ended December 31, 2009.  The most significant component of noninterest expense is compensation and benefits, which totaled $1,820,278 for the year ended December 31, 2010, compared to $2,361,927 for the year ended December 31, 2009. The decrease is primarily related to staff reductions.  Occupancy and equipment expense of $838,949 in 2010 increased from $811,777 in 2009.  Data processing and related expense increased from $286,827 in 2009 to $383,287 in 2010, primarily due to an increase in our core processor charges compared to prior year. Legal and audit fees decreased from $390,359 in 2009 to $271,283 in 2010, as a result of reduction in fees and performing several internal audit functions in-house.  Other professional fees increased from $71,570 in 2009 to $118,279 in 2010.  Supplies and postage related expenses decreased from $65,972 in 2009 to $58,945 in 2010, as a result of the efforts to reduce expenses.  Other real estate expenses increased from $25,531 in 2009 to $165,478 in 2010 as a result of increase in the number of real estate owned during the year.  Regulatory fees and FDIC insurance increased from $290,845 in 2009 to $442,999 in 2010, primarily due to an increase in FDIC insurance assessments in the fourth quarter of 2009 and all of 2010. The increase in other expenses from $59,972 in 2009 to $96,899 was due to an increase in operational expenses.

Income Taxes

The Company had no currently taxable income for the years ended December 31, 2010 and 2009.  The Company has recorded a valuation allowance equal to the net deferred tax asset as the realization of this asset is dependent on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

Balance Sheet Review

General

At December 31, 2010, total assets were $121,176,715 compared to $140,036,471 at December 31, 2009, for a decrease of $18,859,756, or 13.5%.  The decrease in assets resulted from decreases in our loan portfolio and federal funds sold and related decreases in our funding sources of deposits.  Interest-earning assets comprised approximately 93.7% and 92.9% of total assets at December 31, 2010 and December 31, 2009.  Gross loans totaled $90,335,609 at December 31, 2010, a decrease of $15,808,117, or 14.9%, from $106,143,726 at December 31, 2009.  The reduction in gross loans was the result of our plan to reduce our overall risk profile, specifically to reduce the overall size of the balance sheet. Accordingly, we are actively seeking to reduce our real estate mortgage loan portfolio to improve our credit quality and preserve capital. In addition, we transferred loans in the amount of $3,260,032 to other real estate owned during the year ended December 31, 2010. Investment securities were $22,394,206 at December 31, 2010, an increase of $3,954,245, or 21.4%, from $18,439,961 at December 31, 2009.  Investment in overnight federal funds decreased $2,915,000 to $2,280,000 at December 31, 2010.

Deposits totaled $106,585,992 at December 31, 2010, a $18,010,718, or 14.5%, decrease from $124,596,710 at December 31, 2009.  Shareholders’ equity was $11,176,648 and $12,196,323 at December 31, 2010 and December 31, 2009, respectively.

Investments

At December 31, 2010, our available for sale investment securities portfolio was $20,776,657 and represented approximately 17.1% of our total assets. Available for sale investment securities increased $2,810,996 from $17,965,661 at December 31, 2009.  Our portfolio consisted of U.S. government sponsored agencies of $15,843,864, mortgage-backed agencies of $2,118,254 and state, county and municipal investment securities of $2,814,539.

Contractual maturities and yields on our investment securities available for sale at December 31, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government sponsored agencies	—	—	$131,622	5.12%	$11,587,102	2.87%	$4,125,140	2.65%	$15,843,864	2.83%

Mortgage-backed agencies	—	—	—	—	2,118,254	3.15%	—	—	2,118,254	3.15%

State, county and municipal	—	—	—	—	—	—	2,814,539	4.77%	2,814,539	4.77%

Total	—	—	$131,622	5.12%	$13,705,356	2.91%	$6,939,679	3.51%	$20,776,657	3.13%

At December 31, 2010, our held to maturity investment securities portfolio was $1,143,249 and represented approximately 0.9% of our total assets. There was no investment securities classified as held to maturity at December 31, 2009.  Our held to maturity portfolio consisted of state, county and municipal investment securities of $1,143,249.

Contractual maturities and yields on our investment securities held to maturity at December 31, 2010 are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than		One year to		Five years
	one year		five years		to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

State, county and municipal	—	—	—	—	$447,275	4.75%	$695,974	4.81%	$1,143,249	4.79%

Total	—	—	—	—	$447,275	4.75%	$695,974	4.81%	$1,143,249	4.79%

The amortized costs and the fair value of our investment securities available-for-sale at December 31, 2010 and 2009 are shown in the following table.

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for Sale

U.S. Government sponsored agencies	$16,240,270	$15,843,864	$10,603,783	$10,749,191
Mortgage-backed agencies	2,151,089	2,118,254	6,662,003	6,786,659
State, county and municipal	2,999,285	2,814,539	449,666	429,811

Total	$21,390,644	$20,776,657	$17,715,452	$17,965,661

The amortized costs and the fair value of our investment securities held-to-maturity at December 31, 2010 are shown in the following table.

	2010
	Amortized Cost	Fair Value
Held to Maturity

State, county and municipal	$1,143,249	$1,133,220

Total	$1,143,249	$1,133,220

There were no investment securities classified as held-to-maturity as of December 31, 2009.

We believe, based on industry analyst reports and credit ratings, the deterioration in fair values of individual investment securities available-for-sale is attributed to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Investment securities with market values of approximately $3,212,762 and $3,783,988 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law.

Proceeds from sales of available-for-sale securities during 2010 and 2009 were $11,368,953 and $3,530,088, respectively.  Gross gains of $439,130 and $114,571 were recognized on these sales in 2010 and 2009, respectively.

We held non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $372,300 and Pacific Coast Bankers Bank stock of $102,000 at December 31, 2010.  These investments are carried at cost, which approximates fair market value.  During 2009, we recognized an other-than-temporary impairment charge on the remaining Silverton Bank stock balance of $60,352.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2010 were $90,335,609, or 79.5% of interest-earning and 74.5% of total assets, compared to $106,143,726, or 81.6% % of interest-earning and 75.8% of total assets at December 31, 2009.  Due to the economic environment, the Bank made selective decisions related to originating loans in 2010.  In addition, as the Bank moved into its fourth year of operations it experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 88.2% of loans outstanding at December 31, 2010 and 86.8% at December 31, 2009.  Most of our real estate loans are secured by residential and commercial properties.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%.

Commercial loans and lines of credit represented approximately 10.2% and 11.1% of our loan portfolio at December 31, 2010 and 2009, respectively.

Our construction and development, and land loan portfolio represented approximately 13.4% and 15.5% at December 31, 2010 and 2009, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2010 and 2009:

	2010		2009
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$12,076,019	13.37%	$16,454,132	15.50%
Commercial	27,636,367	30.59	31,926,392	30.08
Residential mortgages	14,450,685	16.00	16,375,098	15.43
Home equity lines	25,538,314	28.27	27,425,120	25.83
Total real estate	79,701,385	88.23	92,180,742	86.84

Commercial	9,234,855	10.22	11,738,295	11.06
Consumer	1,399,369	1.55	2,224,689	2.10
Gross loans	90,335,609	100%	106,143,726	100%
Less allowance for loan losses	(1,552,061)		(1,498,937)
Total loans, net	$88,783,548		$104,644,789

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2010.

		After one
	One year or less	but within five years	After five years	Total
Real estate- mortgage	$6,214,387	$45,057,331	$27,299,477	$78,571,195
Real estate- construction	846,273	283,917	—	1,130,190
Total real estate	7,060,660	45,341,248	27,299,477	79,701,385

Commercial	4,024,814	4,954,638	255,403	9,234,855
Consumer- other	462,499	936,870	—	1,399,369
Total gross loans, net of deferred loan fess	$11,547,973	$51,232,756	$27,554,880	$90,335,609

Gross loans maturing after one year with
Fixed interest rates				$37,112,695
Floating interest rates				$41,674,941
Total				$78,787,636

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,552,061 and $1,498,937 as of December 31, 2010 and December 31, 2009, respectively, and represented 1.7% of outstanding loans at December 31, 2010 and 1.4% of outstanding loans at December 31, 2009. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation, if necessary.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $2,251,261 and $5,015,580 in impaired loans at December 31, 2010 and December 31, 2009, respectively.  At December 31, 2009, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off.  Our valuation allowance related to impaired loans totaled $224,935 and $107,822 at December 31, 2010 and December 31, 2009, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2010 and 2009:

	For the years ended December 31,
	2010	2009

Balance at the beginning of period	$1,498,937	$1,688,840
Charge-offs:
Commercial, financial and agricultural	183,814	401,588
Real estate - mortgage	509,844	539,851
Real estate - construction	111,155	—
Consumer	4,525	—
Total Charged-off	$809,338	$941,439

Recoveries:
Commercial, financial and agricultural	6,000	32,599
Real estate - mortgage	—	1,000
Consumer	3,353	—
Total Recoveries	$9,353	$33,599

Net Charge-offs	$799,985	$907,840
Provision for Loan Loss	$853,109	$717,937

Balance at end of period	$1,552,061	$1,498,937

Total loans at end of period	$90,335,609	$106,143,726

Average loans outstanding	$100,457,328	$108,869,938

As a percentage of average loans:
Net loans charged-off	.80%	.83%
Provision for loan losses	.85%	.66%

Allowance for loan losses as a percentage of:
Year end loans	1.72%	1.41%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Other real estate and repossessions	$3,293,167	$501,037

Non-accrual loans	$1,417,289	$2,020,974

Accruing loans 90 days or more past due	$—	$196,373

Total non-performing assets	$4,710,456	$2,718,384

As a percentage of gross loans:	5.21%	2.56%

The Bank had net charge offs on loans in the amount of $799,985 for the year ended December 31, 2010, compared to $907,840 charged off in 2009.  Approximately $339,000 of the charge-offs in 2010 relates to loans identified as impaired in 2009 and approximately $461,000 of the charge-offs in 2010 are the result of loans identified as impaired loans during 2010. At December 31, 2010, there were 13 loans in non-accrual status totaling $1,417,289 compared to 13 loans in nonaccrual status that totaling $2,020,974 at December 31, 2009.  There was one loan totaling $196,373 that was contractually past due 90 days or more still accruing interest at December 31, 2009 and none at December 31, 2010.  In addition, there were 4 loans restructured or otherwise impaired totaling $843,060 not already included in nonaccrual status at December 31, 2010.  There were 10 loans restructured or otherwise impaired totaling $2,994,606 not already included in nonaccrual status at December 31, 2009.  At December 31, 2010 and 2009, impaired loans totaled $2,251,261 and $5,015,580, respectively. The decrease in impaired loans compared to prior year is the result of charge-offs and foreclosures on these impaired loans during 2010.  The Bank also currently is prohibited from extending any additional credit to a borrower which has a credit that has been charged off by the Bank or classified as Loss or Doubtful in any report of examination, so long as such credit remains uncollected. Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the year ended December 31, 2010 and 2009, we received approximately $13,513 and $65,716 in interest income in relation to loans on non-accrual status and forgone interest income related to loans on non-accrual status was approximately $38,323 and $23,066, respectively.

Management believes that the amount of nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve.  As was seen in the 2010 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs.  Management believes the Company has credit quality review processes in place to identify problem loans quickly.  Management will work with customers that are having difficulties meeting their loan payments.  The last resort is foreclosure.

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties.  Management monitors these loans closely and reviews performance on a regular basis.  As of December 31, 2010 and 2009, potential problem loans that were not already categorized as nonaccrual totaled $843,060 and $2,994,606, respectively.  These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source for our loans and investments is our deposits.  Total deposits as of the years ended December 31, 2010 and 2009 were $106,585,992 and $124,596,710, respectively.  It has become more difficult to attract local deposits as national and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks and mutual funds. Accordingly, our deposit balances have decreased compared to prior year. The following table shows the average balance outstanding and the average rates paid on deposits during 2010 and 2009.

	2010		2009
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$9,954,508	—%	$10,460,441	—%
Interest-bearing checking	4,471,063	0.33	4,395,267	0.30

Money market	42,431,506	1.58	28,665,265	2.06
Savings	894,561	0.45	673,106	0.79
Time deposits less than $100,000	28,234,323	2.03	30,911,199	2.90
Time deposits $100,000 and over	33,789,178	2.03	42,428,929	3.06
Total	$119,775,139	1.78%	$117,534,207	2.60%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $85,189,016 at December 31, 2010, compared to $81,529,139 at December 31, 2009.  Our loan-to-deposit ratio was 84.75% and 85.19% at December 31, 2010 and 2009, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market.  Brokered certificates of deposit purchased outside our primary market totaled $2,217,000 at December 31, 2010, compared to $5,295,000 at December 31, 2009.  We expect to continue to decrease our reliance on brokered deposits as our core deposits continue to grow.

The maturity distribution of our time deposits of $100,000 or more and brokered time deposits at December 31, 2010 was as follows:

Three months or less	$5,765,137
Over three through six months	2,805,827
Over six through twelve months	7,313,196
Over twelve months	5,512,816
Total	$21,396,976

Borrowings and lines of credit

At December 31, 2010, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unused federal funds on a one to twenty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At December 31, 2010 and 2009, we had no borrowings outstanding on these lines.

We are also a member of the Federal Home Loan Bank.  At December 31, 2010 and 2009, we had $3,000,000 outstanding at an interest rate of 2.62%, with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $9,850,000 at the Federal Home Loan Bank.  Although we expect to continue using Federal Home Loan Bank advances as a secondary funding source, core deposits will continue to be our primary funding source.

Capital Resources

Total shareholders’ equity was $11,176,648 at December 31, 2010, a decrease of $1,019,675 from $12,196,323 at December 31, 2009.  The decrease is primarily due to the $571,492 in unrealized loss on investment securities available for sale and dividends accrued on preferred stock for $179,010 during 2010.  In addition, shareholder’s equity was reduced by our net loss of $298,557 for the year ended December 31, 2010. Capital surplus increased due to stock compensation expense of $29,384 in 2010.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following table sets forth the Bank’s capital ratios at December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the Bank was considered “well capitalized” and within compliance with the minimum capital requirements specifically established for the Bank by its Supervisory Authorities.

	2010		2009

Total risk-based capital	$12,538	14.09%	$10,836	10.57%
Tier 1 risk-based capital	11,421	12.84%	9,542	9.30%
Leverage capital	11,421	9.16%	9,542	6.99%

On January 9, 2009, we entered into the CPP Purchase Agreement with the Treasury, pursuant to which the company issued and sold to Treasury (i) 3,285 shares of our Series A Preferred Stock, and (ii) a ten-year warrant to purchase 164 shares of our Series B Preferred Stock, for an aggregate purchase price of $3,285,000 in cash.  The Series A and Series B Preferred Stock qualifies as Tier 1 capital under Federal Reserve guidelines.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2010 and 2009.

	2010	2009
Return on average assets	(0.22)%	(0.85)%

Return on average equity	(2.74)%	(9.40)%

Equity to assets ratio	8.11%	9.06%

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

Off-Balance Sheet Risk

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time.  We evaluate each client’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2010, we had issued commitments to extend credit of approximately $11,091,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000.  Fixed rate commitments were $516,085 and variable rate commitments were $10,574,915.  At December 31, 2009, commitments to extend credit amounted to $13,940,000, which included letters of credit of $125,000.

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

At December 31, 2010, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $5,051,515, or approximately 4.2% of total assets.  Our investment securities available for sale at December 31, 2010 amounted to $20,776,657, or approximately 17.1% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At December 31, 2010, $3,212,762 of our investment securities were pledged to secure public entity deposits and as collateral for advances from the Federal Home Loan Bank (“FHLB”).

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,100,000.  Availability on these lines of credit was $9,100,000 at December 31, 2010.  We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2010, we had borrowed $3,000,000 from FHLB.

We believe that our existing stable base of core deposits and borrowing capabilities will enable us to successfully meet our long-term liquidity needs.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2010 at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2010	Within three months	But within twelve months	within five years	After five years	Total
Interest-earning assets:(in thousands)
Federal funds sold	$2,280	$—	$—	$—	$2,280
Investment securities	1,411	471	2,539	18,113	22,534
Loans	51,700	7,525	30,782	329	90,336
Total interest-earning assets	$55,391	$7,996	$33,321	$18,442	$115,150

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$4,053	$—	$—	$—	$4,053
Money market and savings	46,281	—	—	—	46,281
Time deposits	11,373	24,084	11,503	—	46,960
Federal funds purchased	—	—	—	—	—
FHLB Advances	—	—	3,000		3,000
Total interest-bearing Liabilities	$61,707	$24,084	$14,503	$—	$100,294

Period gap (in thousands)	$(6,316)	$(16,088)	$18,818	$18,442	14,856
Cumulative gap (in thousands)	$(6,316)	$(22,404)	$(3,586)	$14,856
Ratio of cumulative gap to total interest-earning assets	(5.49)%	(19.46)%	(3.11)%	12.90%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Columbia, South Carolina
April 12, 2011

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,771,515	$7,006,281
Federal funds sold	2,280,000	5,195,000
Certificates of deposit with other banks	—	250,210

Total cash and cash equivalents	5,051,515	12,451,491

Securities available-for-sale	20,776,657	17,965,661
Securities held-to-maturity (estimated fair value of $1,133,220)	1,143,249	—
Nonmarketable equity securities	474,300	474,300

Loans receivable	90,335,609	106,143,726
Less allowance for loan losses	1,552,061	1,498,937

Loans receivable, net	88,783,548	104,644,789

Premises, furniture and equipment, net	753,709	3,410,687
Accrued interest receivable	503,753	479,112
Other real estate owned	3,293,167	501,037
Other assets	396,817	109,394

Total assets	$121,176,715	$140,036,471

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,291,900	$11,719,046
Interest-bearing transaction accounts	4,053,594	4,756,331
Savings and money market	46,281,198	33,706,925
Time deposits $100,000 and over	21,396,976	43,067,571
Other time deposits	25,562,324	31,346,837

Total deposits	106,585,992	124,596,710

Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable	44,059	70,436
Other liabilities	370,016	173,002

Total liabilities	110,000,067	127,840,148

Commitments and contingencies (Notes 13, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 3,285 shares issued and outstanding	3,167,722	3,135,530
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	175,538	178,599
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,688,324	17,658,940
Retained deficit	(9,466,226)	(8,959,528)
Accumulated other comprehensive income (loss)	(406,354)	165,138

Total shareholders’ equity	11,176,648	12,196,323

Total liabilities and shareholders’ equity	$121,176,715	$140,036,471

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2010	2009
Interest income:
Loans, including fees	$5,510,062	$5,984,716
Investment securities, taxable	653,903	648,748
Investment securities, non-taxable	60,849	—
Federal funds sold and other	16,495	20,917

Total	6,241,309	6,654,381

Interest expense:
Time deposits $100,000 and over	686,430	1,228,896
Other deposits	1,264,530	1,553,517
Other borrowings	88,145	85,883

Total	2,039,105	2,868,296

Net interest income	4,202,204	3,786,085

Provision for loan losses	853,109	717,937

Net interest income after provision for loan losses	3,349,095	3,068,148

Noninterest income:
Service charges on deposit accounts	304,723	138,558
Residential mortgage origination fees	76,011	98,177
Gain on sales of securities available-for-sale	439,130	114,571
Gain (loss) on sale of assets	(174,047)	3,423
Impairment loss on nonmarketable equity securities	—	(60,352)
Other	24,761	41,925

Total noninterest income	670,578	336,302

Noninterest expenses:
Salaries and employee benefits	1,820,278	2,361,927
Net occupancy	441,349	420,116
Furniture and equipment	397,600	391,661
Professional fees	387,717	397,060
Regulatory fees and FDIC assessment	442,999	290,845
Other real estate owned expense	165,478	25,531
Other operating	662,809	660,232

Total noninterest expense	4,318,230	4,547,372

Loss before income taxes	(298,557)	(1,142,922)

Income tax benefit	—	—

Net loss	$(298,557)	$(1,142,922)

Net accretion of preferred stock to redemption value	$29,131	$29,129
Preferred dividends accrued	179,010	174,546

Net loss available to common shareholders	$(506,698)	$(1,346,597)

Loss per common share
Basic loss per share	$(0.29)	$(0.76)

Average common shares outstanding	1,764,439	1,764,439

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the years ended December 31, 2010 and 2009

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income	Total
Balance, December 31, 2008	—	$—	1,764,439	$17,644	$17,436,270	$(7,612,931)	$222,116	$10,063,099
Issuance of Series A preferred stock	3,285	3,103,339						3,103,339
Issuance of Series B preferred stock	164	181,661						181,661
Accretion of Series A discount on preferred stock		32,191				(32,191)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends paid on preferred stock						(174,546)		(174,546)
Net loss						(1,142,922)		(1,142,922)
Other comprehensive loss, net of taxes of $29,355							(56,978)	(56,978)

Comprehensive loss								(1,199,900)
Stock and warrant compensation expense					222,670			222,670

Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323
Accretion of Series A discount on preferred stock		32,191				(32,191)		—
Amortization of Series B premium on preferred stock		(3,060)				3,060		—
Dividends accrued on preferred stock						(179,010)		(179,010)
Net loss						(298,557)		(298,557)
Other comprehensive loss, net of taxes of $292,705							(571,492)	(571,492)

Comprehensive loss								(870,049)
Stock and warrant compensation expense					29,384			29,384

Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(298,557)	$(1,142,922)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	853,109	717,937
Depreciation and amortization expense	220,995	256,213
Discount accretion and premium amortization	78,537	(23,336)
Stock and warrant compensation expense	29,384	222,670
Increase in accrued interest receivable	(24,641)	(6,232)
Decrease in accrued interest payable	(26,377)	(153,998)
Gain on sale of securities available-for-sale	(439,130)	(114,571)
(Gain) loss from sale of premises, furniture and equipment	174,047	(3,423)
Losses and writedowns on sales of other real estate	135,330	—
Other-than-temporary impairment on nonmarketable equity securities	—	60,352
Decrease in other assets	5,282	21,780
Increase (decrease) in other liabilities	18,004	(31,396)

Net cash provided (used) by operating activities	725,983	(196,926)

Cash flows from investing activities:
Purchase of nonmarketable equity securities	—	(98,700)
Proceeds from maturities/calls of securities available-for-sale	9,027,457	3,122,852
Proceeds from sales of securities available-for-sale	11,368,953	3,530,088
Purchases of securities available-for-sale	(24,155,029)	(10,723,808)
Purchase of securities held-to-maturity	(699,230)	—
Net (increase) decrease in loans receivable	11,748,100	(4,947)
Purchase of premises, furniture and equipment	(46,355)	(87,243)
Proceeds from sales of other real estate owned	332,572	—
Proceeds from sales of premises, furniture and equipment	2,308,291	90,865

Net cash provided (used) by investing activities	9,884,759	(4,170,893)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits	(2,427,146)	528,414
Increase (decrease) in interest-bearing deposits	(15,583,572)	5,533,736
Proceeds from issuance of preferred stock	—	3,285,000
Dividends paid on preferred stock	—	(152,159)

Net cash provided (used) by financing activities	(18,010,718)	9,194,991

Net increase (decrease) in cash and cash equivalents	(7,399,976)	4,827,172

Cash and cash equivalents, beginning of period	12,451,491	7,624,319

Cash and cash equivalents, end of period	$5,051,515	$12,451,491

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2010 and 2009, the Bank had no trading securities.

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Securities available-for-sale are carried at amortized cost and adjusted to estimated market value by recognizing the aggregate unrealized gains or losses in a valuation account.  Aggregate market valuation adjustments are recorded in shareholders’ equity net of deferred income taxes.  Management evaluates investment securities for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income.  The adjusted cost basis of investments available-for-sale is determined by specific identification and is used in computing the gain or loss upon sale.

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank, Pacific Coast Bankers Bank, and Silverton Bank.  These stocks have no quoted market value and no ready market exists.  The Company’s investment in Federal Home Loan Bank stock at December 31, 2010 and 2009 was $372,300.  The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2010 and 2009 was $102,000. During 2009, the Bank recognized an impairment charge on the remaining Silverton Bank stock balance of $60,352.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - Management uses an outsourced independent loan review specialist on an annual basis to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

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

Other Real Estate Owned - Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at fair market value less estimated disposal costs.  Costs of improvements are capitalized, whereas costs relating to holding other real estate and valuation adjustments are expensed.  Revenue and expenses from operations and changes in valuation allowance are included in other real estate owned expense.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Loss Per Share - Basic loss per share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are antidilutive are excluded from the calculation of diluted net income per share.  Since the Company is in a net loss position for the years ended December 31, 2010 and 2009, potential dilutive common shares were not included, because to do so would be antidilutive.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (continued) - The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2010 and 2009.

	2010	2009

Unrealized gains (losses) on securities available-for-sale	$(425,067)	$28,238
Reclassification adjustment for gains realized in net income (loss)	(439,130)	(114,571)

Net unrealized losses on securities	(864,197)	(86,333)

Tax effect	292,705	29,355

Net-of-tax amount	$(571,492)	$(56,978)

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $2,065,482 and $3,022,294 for the years ended December 31, 2010 and 2009, respectively.  Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.  In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions.  The Bank transferred loans in the amount of $3,260,032 and $501,037 to other real estate owned during the years ended December 31, 2010 and 2009, respectively.  The change in dividends payable was $179,010 and $22,387 during the years ended December 31, 2010 and 2009, respectively.  Investments securities with a book value of $448,672 were transferred from the available-for-sale category to held-to-maturity during the year ended December 31, 2010. The Bank did not transfer any investment securities between categories during the year ended December 31, 2009.

There were no income tax payments during the years ended December 31, 2010 and 2009.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

Fair Values of Financial Instruments - Fair values of financial instruments are estimated using relevant market value information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory.  There are three main components of economic risk:  interest rate risk, credit risk and market risk.  The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets.  Credit risk is the risk of default on the Company’s loan portfolio that results from a borrower’s inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in a separate note.

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

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications - Certain captions and amounts in the 2009 consolidated financial statements were reclassified to conform with the 2010 presentation.  The reclassifications did not have an impact on the net loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2010 and 2009, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
Government sponsored enterprises	$16,240,270	$14,333	$410,739	$15,843,864
Mortgage-backed securities	2,151,089	8,107	40,942	2,118,254
State, county and municipal	2,999,285	75	184,821	2,814,539

	$21,390,644	$22,515	$636,502	$20,776,657

December 31, 2009
Government sponsored enterprises	$10,603,783	$251,076	$105,668	$10,749,191
Mortgage-backed securities	6,662,003	176,778	52,122	6,786,659
State, county and municipal	449,666	—	19,855	429,811
	$17,715,452	$427,854	$177,645	$17,965,661

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
State, county and municipal	$1,143,249	$—	$10,029	$1,133,220

	$1,143,249	$—	$10,029	$1,133,220

There were no securities classified as held-to-maturity at December 31, 2009.

Proceeds from sales of available-for-sale securities during 2010 and 2009 were $11,368,953 and $3,530,088, respectively. Gross gains of $439,130 and $114,571 were recognized on those sales in 2010 and 2009, respectively.  The amortized costs and fair values of investment securities at December 31, 2010, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

In May 2010, management transferred securities with a book value of $447,875 from the available-for-sale category to held-to-maturity. Management intends to hold these investments to maturity and reasonably believes it has the capacity to do so.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due after one through five years	$123,986	$131,622	$—	$—
Due after five through ten years	13,968,231	13,705,357	447,275	438,392
Due after ten years	7,298,427	6,939678	695,974	694,828

Total securities	$21,390,644	$20,776,657	$1,143,249	$1,133,220

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$13,454,861	$410,739	$—	$—	$13,454,861	410,739
Mortgage-backed securities	1,165,950	40,942	—	—	1,165,950	40,942
State, county and municipal	1,936,006	184,821	—	—	1,936,006	184,821

	$16,556,817	$636,502	$—	$—	$16,556,817	$636,502

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$5,718,617	$105,668	$—	$—	$5,718,617	105,668
Mortgage-backed securities	2,477,725	52,122	—	—	2,477,725	52,122
State, county and municipal	429,811	19,855	—	—	429,811	19,855

	$8,626,153	$177,645	$—	$—	$8,626,153	$177,645

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous unrealized loss position for more than twelve months at December 31, 2010 or 2009.

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$1,133,220	$10,029	$—	$—	$1,133,220	10,029

	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

At December 31, 2010 and 2009, securities with estimated fair value of $3,212,762 and $3,783,988, respectively, were pledged to secure public deposits and to secure the borrowings from the FHLB, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	2010	2009

Real estate - mortgage	$67,625,366	$75,726,610
Real estate - construction	12,076,019	16,454,132
Commercial and industrial	9,234,855	11,738,295
Consumer and other	1,399,369	2,224,689

Total gross loans	$90,335,609	$106,143,726

The credit quality indicator utilized by the Company to internally analyze the loan portfolio is the internal risk rating. Loans classified as pass credits have no material weaknesses and are performing as agreed. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2010:

		Commercial
		Real Estate	Commercial Real		Residential
	Commercial	Construction	Estate - Other	Residential-Prime	Subprime
Grade:
Pass	$7,374,129	$7,860,668	$22,834,938	$27,731,483	$8,417,454
Special mention	1,011,261	1,125,410	2,756,133	163,430	1,650,840
Substandard or worse	849,465	3,089,941	2,045,296	1,184,031	841,761
Total	$9,234,855	$12,076,019	$27,636,367	$29,078,944	$10,910,055

	Consumer-
	Other	Consumer-Auto

Performing	$840,124	$559,245
Nonperforming	—	—

Total	$840,124	$559,245

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an aging analysis of our loan portfolio:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing

Commercial	$18,430	$93,797	$48,836	$161,063	$9,073,797	$9,234,855	$—
Commercial real estate:
Construction	—	—	269,730	269,730	11,806,289	12,076,019	—
Other	236,270	—	70,769	307,039	27,329,328	27,636,367	—
Consumer:
Other	123,835	2,567	—	126,402	1,272,967	1,399,369	—
Residential	370,661	201,090	18,691	590,442	39,398,557	39,988,999	—

Total	$749,196	$297,454	$408,026	$1,454,676	$88,880,933	$90,335,609	$—

The following is an analysis of loans receivables on nonaccrual status as of December 31, 2010:

Commercial	$210,532
Commercial real estate:
Commercial real estate construction	781,629
Commercial real estate - other	70,769

Consumer	—
Residential:
Residential - prime	326,580
Residential - subprime	27,779

Total	$1,417,289

Transactions in the allowance for loan losses during 2010 and 2009 are summarized below:

	2010	2009

Balance, beginning of year	$1,498,937	$1,688,840
Provision charged to operations	853,109	717,937
Loans charged-off	(809,338)	(941,439)
Recoveries of loans previously charged-off	9,353	33,599

Balance, end of year	$1,552,061	$1,498,937

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2010:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Beginning balance	$300,192	$436,855	$17,467	$744,423	$—	$1,498,937
Charge-offs	(183,814)	(500,474)	(4,525)	(120,525)	—	(809,338)
Recoveries	6,000	—	1,100	2,253	—	9,353
Provisions	284,733	507,814	5,169	20,301	35,092	853,109

Ending balance	$407,111	$444,195	$19,211	$646,452	$35,092	$1,552,061

Ending balances:
Individually evaluated for impairment	$162,956	$14,667	$16,423	$30,889	$—	$224,935

Collectively evaluated for impairment	$244,155	$429,528	$2,788	$615,563	$35,092	$1,327,126

Loans receivable:
Ending balance - total	$9,234,855	$39,712,386	$1,399,369	$39,988,999	$—	$90,335,609

Ending balances:
Individually evaluated for impairment	$248,858	$1,640,710	$16,423	$345,270	$—	$2,251,261

Collectively evaluated for impairment	$8,985,997	$38,071,676	$1,382,946	$39,643,729	$—	$88,084,348

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the original terms of the loan agreement.  The Company measures impairment of a loan on a loan-by-loan basis. Impaired loans and related amounts included in the allowance for loan losses at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Impaired loans without a valuation allowance	$1,090,441	$3,894,891
Impaired loans with a valuation allowance	1,160,820	1,120,689

Total impaired loans	$2,251,261	$5,015,580

Valuation allowance related to impaired loans	$224,935	$107,822
Average of impaired loans during the year	$2,395,149	$3,593,707
Total nonaccrual loans	$1,417,289	$2,020,974
Total loans past due 90 days and still accruing interest	$—	$196,373

At December 31, 2010, the Company had 12 impaired loans totaling $1,408,201 or 1.56% of gross loans, in nonaccrual status.  At December 31, 2009, the Company had 13 impaired loans totaling $2,020,974 or 1.90% of gross loans, in nonaccrual status. There were no loans  that were contractually past due 90 days or more still accruing interest at December 31, 2010.  There was one loan totaling $196,373 that was contractually past due 90 days or more still accruing interest at December 31, 2009.  In addition, there were 4 loans restructured or otherwise impaired totaling $843,060 not already included in nonaccrual status at December 31, 2010.  There were 10 loans restructured or otherwise impaired totaling $2,994,606 not already included in nonaccrual status at December 31, 2009.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $88,250 and $264,640 in interest income on loans that are impaired during the years ended December 31, 2010 and 2009.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2010:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$9,241	$9,241	$—	$16,998	$560
Commercial real estate - construction	1,050,819	1,050,819	—	1,029,206	43,535
Commercial real estate - other	—	—	—	—	—
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	30,381	30,381	—	30,574	1,548

With an allowance recorded:
Commercial	239,617	266,518	162,956	278,112	12,585
Commercial real estate - construction	519,121	520,507	9,897	525,284	8,283
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	296,199	296,199	12,199	292,430	19,327

Total:
Commercial	248,858	275,759	162,956	295,110	13,145
Commercial real estate - construction	1,569,940	1,571,326	9,897	1,554,490	51,818
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	326,580	326,580	12,199	323,004	20,875

Total	$2,251,261	$2,408,721	$224,935	$2,395,150	$88,250

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2010	2009

Land	$—	$1,015,000
Building and improvements	284,953	1,902,901
Furniture and equipment	1,054,566	1,052,653
Automobiles	98,496	98,496

Total	1,438,015	4,069,050

Less, accumulated depreciation	684,306	658,363

Premises, furniture and equipment, net	$753,709	$3,410,687

Depreciation expense was $ 221,655 and $256,213 for the years ended 2010 and 2009, respectively.

During 2010 the Company sold the administrative building and related improvements, with a book value of $2,482,338, for $2,308,291 million cash in a sale-leaseback transaction. The resulting $174,047 loss on sale was recognized in 2010.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2010 and 2009 are summarized below:

	2010	2009

Balance, beginning of year	$501,037	$—
Additions	3,260,032	501,037
Sales	(332,572)	—
Write downs	(135,330)	—

Balance, end of year	$3,293,167	$501,037

NOTE 7 - DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount

2011	$35,263,113
2012	8,407,854
2013	950,359
2014	420,100
2015	1,917,874

Total	$46,959,300

At December 31, 2010 and 2009, the Company had approximately $2,217,000 and $5,295,000, respectively, in time deposits obtained through third party brokers.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 - FHLB ADVANCES

Advances outstanding at December 31, 2010 and 2009 consisted of:

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

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Company did not grant any options during 2010 or 2009.

The Company recognized $29,384 and $127,942 of stock-based employee compensation expense during 2010 and 2009, respectively, associated with its stock option grants.  The Company is recognizing the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.  As of December 31, 2010, all the compensation cost related to stock option grants have been recognized.

A summary of the activity under the stock option plan for the year ended December 31, 2010 and 2009 are as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	138,237	$10.00	225,636	$10.00
Granted during the period	—	—
Exercised during the period	—	—
Forfeited during the period	(55,846)	10.00	(87,399)	10.00

Outstanding, end of period	82,391	$10.00	138,237	$10.00

Options exercisable at year end	82,391	$10.00	65,661	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2010 is 6.09 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2010. All of the options outstanding as of December 31, 2010 are fully vested.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - STOCK COMPENSATION PLAN - continued

A summary of the status of the Company’s nonvested shares as of December 31, 2010 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	55,012	$3.34
Granted	—	—
Forfeited	(44,218)	3.33
Vested	(10,794)	3.33

Nonvested at December 31, 2010	—	$—

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

At December 31, 2010 all of the outstanding warrants were exercisable.

In calculating the expense for warrants, the fair value of warrants is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent based on the Company’s expectation of dividend payouts; expected volatility of 9.77 percent based on peer group data; risk-free interest rate of 4.76 percent based on the grant date and expected term of the options and expected life of 3 years based on factors such as the vesting period and the option’s contractual term.  There was no compensation expense related to warrants for the year ended December 31, 2010. Total compensation expense related to warrants was $94,728 for the year ended December 31, 2009.

NOTE 11 - INCOME TAXES

The Company had no income tax expense for the years ended December 31, 2010 or 2009 as it recorded a full valuation allowance against its deferred tax asset.

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$419,224	$401,162
Net operating loss carryforward	2,285,285	2,226,893
Organization and start-up costs	212,488	—
Unrealized loss on securities available for sale	207,634	232,102
Other	186,306	137,659

Deferred tax assets	3,310,937	2,997,816

Valuation allowance	(2,909,693)	(2,767,796)

Net deferred tax assets	401,244	230,020

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES - continued

	Years ended December 31,
	2010	2009
Deferred tax liabilities:
Unrealized gain on securities available for sale	—	85,071
Accumulated depreciation	96,775	125,199
Prepaid expenses	44,567	40,702
Loan origination costs	52,268	64,119

Total deferred tax liabilities	193,610	315,091

Net deferred tax asset (liability)	$207,634	$(85,071)

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2010 and 2009, in consideration of the lack of an established earnings history, management has provided a valuation allowance of 100% to reflect its net realizable value.

The Company has a net operating loss for income tax purposes of $6,639,382 and $6,492,495 as of December 31, 2010 and 2009, respectively.  These net operating losses expire in the years 2026 through 2030.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2010	2009

Tax (benefit) at statutory rate	$(101,509)	$(388,593)
Stock compensation expense	9,991	75,708
Change in valuation allowance	141,897	342,173
Other	(50,379)	(29,288)

Income tax benefit	$—	$—

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2010 and 2009:

	2010	2009

Balance, January 1	$3,947,014	$3,211,211
Disbursements	215,521	1,293,807
Repayments	(861,073)	(558,004)

Balance, December 31,	$3,301,462	$3,947,014

Deposits by directors, including their affiliates and executive officers, at December 31, 2010 and 2009 were $940,657 and $1,106,064, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidatede Financial Statements

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a sale-leaseback agreement in December 2009 for a portion of the property located in Cayce, South Carolina.  The lease is for a period of fifteen years. The Company may, at its option, extend the lease for three consecutive renewal terms of five years each. In June 2010, the Company entered into a sale-leaseback agreement for the branch and office building located at 1201 Knox Abbot Drive in Cayce, South Carolina. The lease is for a period of fifteen years. The Company may, at its option, extend the lease for two consecutive renewal terms of five years each.  Minimum rental commitments as of December 31, 2010 are as follows:

2011	$390,435
2012	398,249
2013	406,213
2014	414,333
2015 and thereafter	4,435,303

Total	$6,044,533

The leases have various renewal options and require increased rentals under cost of living escalation clauses.  Rental expenses charged to occupancy and equipment expense in 2010 and 2009 were $266,981 and $172,518, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  There were no dilutive common share equivalents outstanding during 2010 and 2009 due to the net loss; therefore, basic and diluted loss per share were the same.

	2010	2009
Net loss per share - basic computation:

Net loss available to common shareholders	$(506,698)	$(1,346,597)

Average common shares outstanding - basic	$1,764,439	$1,764,439

Basic loss per share	$(0.29)	$(0.76)

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - REGULATORY MATTERS - continued

Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order with the FDIC and the South Carolina Board of Financial Institutions on May 11, 2010.  The Consent Order conveys specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s current financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and as of April 8, 2011 the Consent Order has been terminated although certain regulatory restrictions remain. Additionally, the Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets)	$12,538	14.09%	$7,117	8.00%	$8,896	10.00%
Tier 1 capital (to risk-weighted assets)	11,421	12.84%	3,558	4.00%	5,338	6.00%
Tier 1 capital (to average assets)	11,421	9.16%	4,989	4.00%	6,237	5.00%

December 31, 2009
Total capital (to risk-weighted assets)	$10,836	10.57%	$8,204	8.00%	$10,255	10.00%
Tier 1 capital (to risk-weighted assets)	9,542	9.30%	4,102	4.00%	6,153	6.00%
Tier 1 capital (to average assets)	9,542	6.99%	5,459	4.00%	6,824	5.00%

Under the Bank’s current regulatory restrictions the Bank is required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2010 and 2009, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $9,100,000 and $7,600,000, respectively.  These lines of credit are available on a one to twenty day basis for general corporate purposes.  The Company also has a credit line to borrow funds from the FHLB.  The remaining credit availability as of December 31, 2010 was $9,850,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $10,965,617 and $13,814,784 at December 31, 2010 and 2009, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2010 and 2009, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The Company had approximately $125,000 in letters of credit outstanding as of December 31, 2010 and 2009.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - PREFERRED STOCK

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Preferred Stock, Series A, has a dividend rate of 5% for the first five years and 9% thereafter.  The Preferred Stock, Series B, has a dividend rate of 9% per year.  The Preferred Stock may not be redeemed for a period of three years from the date of the original investment unless certain conditions are met through a qualified equity offering.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,771,515	$2,771,515	$7,006,281	$7,006,281
Federal funds sold	2,280,000	2,280,000	5,195,000	5,195,000
Certificates of deposit	—	—	250,210	250,210
Securities available-for-sale	20,776,657	20,776,657	17,965,661	17,965,661
Securities held-to-maturity	1,143,249	1,133,220	—	—
Nonmarketable equity securities	474,300	474,300	474,300	474,300
Loans receivable, net	88,783,548	88,091,769	104,644,789	104,758,655
Accrued interest receivable	503,753	503,753	479,112	479,112

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	59,626,692	59,626,692	50,182,302	50,182,302
Certificates of deposit and other time deposits	46,959,300	47,362,426	74,414,408	74,577,405
Federal Home Loan Bank advances	3,000,000	2,892,056	3,000,000	3,001,890
Accrued interest payable	44,059	44,059	70,436	70,436

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,965,617	$—	$13,814,784	$—
Financial standby letters of credit	125,000	—	125,000	—

Fair Value Measurements

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2010 and 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$15,843,864	$—	$15,843,864	$—
Mortgage-backed securities	2,118,254	—	2,118,254	—
State, county and municipals	2,814,539	—	2,814,539	—

Total assets	$20,776,657	$—	$20,776,657	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$10,749,191	$—	$10,749,191	$—
Mortgage-backed securities	6,786,659	—	6,786,659	—
State, county and municipals	429,811	—	429,811	—

Total assets	$17,965,661	$—	$17,965,661	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,026,326	$—	$2,026,326	$—
Other real estate owned	3,293,167	—	3,293,167	—

Total assets	$5,319,493	$—	$5,319,493	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$4,907,758	$—	$4,907,758	$—
Other real estate owned	501,037	—	501,037	—

Total assets	$5,408,795	$—	$5,408,795	$—

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009, respectively.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,251,261 at December 31, 2010 with a valuation allowance of $224,935.  Impaired loans had a carrying value of $5,015,580 at December 31, 2009, with a valuation allowance of $107,822.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,293,167 at December 31, 2010 and $501,037 at December 31, 2009.  There was approximately $135,330 in writedowns of other real estate owned during the year ended December 31, 2010 and there were no writedowns of other real estate owned during the year ended December 31, 2009.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2010	2009
Assets:
Cash	$372,682	$48,365
Premises and equipment, net	—	2,463,904
Investment in banking subsidiary	11,010,241	9,706,441

Total assets	$11,382,923	$12,218,710

Liabilities and shareholders’ equity:
Accrued interest payable	$4,856	$—
Other liabilities	201,419	22,387

Total liabilities	206,275	22,387

Shareholders’ equity	11,176,648	12,196,323

Total liabilities and shareholders’ equity	$11,382,923	$12,218,710

Condensed Statements of Operations

	For the years ended
	December 31,
	2010	2009

Income	$8,000	$18,000

Expenses:
Interest	4,856	—
Stock based compensation expense	29,384	222,670
Loss on sale of assets	174,047	222,670
Other expenses	35,562	141,232

Total expense	243,849	363,902

Loss before income taxes and equity in undistributed earnings of banking subsidiary	(235,849)	(345,902)

Equity in undistributed losses of banking subsidiary	(62,708)	(797,020)

Net loss	$(298,557)	$(1,142,922)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(298,557)	$(1,142,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	24,304	58,319
Equity in undistributed net loss of banking subsidiary	62,708	797,020
Loss on sale of assets	174,047	—
Increase in accrued interest payable	4,856	—
Increase in other liabilities	22	—
Stock and warrant compensation expense	29,384	222,670

Net cash used by operating activities	(3,236)	(64,913)

Cash flows from investing activities:
Purchase of premises and equipment	—	(39,935)
Sale of premises and equipment	2,265,553	—
Capital contribution to Bank	(1,938,000)	(3,000,000)

Net cash provided (used) by investing activities	327,553	(3,039,935)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	3,285,000
Dividends paid on preferred stock	—	(152,159)

Net cash provided by financing activities	—	3,132,841
Net increase in cash and cash equivalents	324,317	27,993

Cash and cash equivalents, beginning of period	48,365	20,372

Cash and cash equivalents, end of period	$372,682	$48,365

NOTE 23 — SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

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

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Warrant to Purchase up to 164 shares of Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 12, 2010).

4.4	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2019).

4.5	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2019).

10.1	Employment Agreement between Congaree Bancshares, Inc. and Charlie T. Lovering dated September 14, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 14, 2006).*

10.2	Employment Agreement between Congaree Bancshares, Inc. and Stephen P. Nivens dated February 15, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2, File No. 333-121485).*

10.3

Employment Agreement by and between Charles A. Kirby, Congaree Bancshares, Inc. and Congaree State Bank dated October 20, 2010. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2010).*

10.4	Letter Amendment by and between Congaree Bancshares, Inc. and Charles A. Kirby, dated October 20, 2010. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2010).*

10.5	Amendment to the Amended and Restated Employment Agreement of Stephen P. Nivens, dated October 20, 2010. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 26, 2010).*

10.6	Amendment to the Amended and Restated Employment Agreement of Charlie T. Lovering, dated October 20, 2010. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 26,

2010).*

10.7	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.8	Congaree Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-KSB for the period ended December 31, 2007).*

10.9

Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

10.10

Letter Agreement, dated January 9, 2009, including the Side Letter Agreement and Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 12, 2009).

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

*	Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Date: March 31, 2011	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles A. Kirby, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 31, 2011
Thomas Hal Derrick

/s/ Charles A. Kirby	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Charles A. Kirby

/s/ Stephen P. Nivens	Senior Vice President, Director	March 31, 2011
Stephen P. Nivens

/s/ E. Daniel Scott	Director	March 31, 2011
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 31, 2011
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 31, 2011
J. Larry Stroud

/s/ Donald E. Taylor	Director	March 31, 2011
Donald E. Taylor

/s/ John D. Thompson	Director	March 31, 2011
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 31, 2011
Charlie T. Lovering

/s/ Harry Michael White	Director	March 31, 2011
Harry Michael White

/s/ Samuel M. Corley	Director	March 31, 2011
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 31, 2011
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

21.1	Subsidiaries of the Company.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.