Form 10-Q
period 2011-03-31
Congaree Bancshares Inc
filed 2011-05-16
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 13, 2011.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - March 31, 2011 (Unaudited) and December 31, 2010	2

	Consolidated Condensed Statements of Operations - Three months ended March 31, 2011 and 2010 (Unaudited)	3

	Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)- Three months ended March 31, 2011 and 2010 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	(Removed and Reserved)	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
Assets:
Cash and due from banks	$2,722,060	$2,771,515
Federal funds sold	8,030,000	2,280,000
Total cash and cash equivalents	10,752,060	5,051,515

Securities available-for-sale	23,393,544	20,776,657
Securities held-to-maturity (estimated fair value of $1,132,330 and $1,133,220 at March 31, 2011and December 31, 2010, respectively)	1,142,099	1,143,249
Non-marketable equity securities	474,300	474,300
Loans receivable	87,499,982	90,335,609
Less allowance for loan losses	1,508,907	1,552,061
Loans, net	85,991,075	88,783,548

Premises, furniture and equipment, net	759,554	753,709
Accrued interest receivable	515,107	503,753
Other real estate owned	3,508,442	3,293,167
Other assets	705,511	396,817
Total assets	$127,241,692	$121,176,715
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,635,649	$9,291,900
Interest-bearing transaction accounts	4,494,985	4,053,594
Savings and money market	53,196,665	46,281,198
Time deposits $100,000 and over	20,017,456	21,396,976
Other time deposits	24,844,977	25,562,324
Total deposits	112,189,732	106,585,992

Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable	37,405	44,059
Other liabilities	391,467	370,016
Total liabilities	115,618,604	110,000,067

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at March 31, 2011 and December 31, 2010	3,175,770	3,167,722
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2011 and December 31, 2010	174,773	175,538
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at March 31, 2011 and December 31, 2010	17,644	17,644
Capital surplus	17,688,324	17,688,324
Retained deficit	(9,071,859)	(9,466,226)
Accumulated other comprehensive income (loss)	(361,564)	(406,354)

Total shareholders’ equity	11,623,088	11,176,648
Total liabilities and shareholders’ equity	$127,241,692	$121,176,715

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$1,219,689	$1,457,789
Securities available for sale, taxable	173,307	181,041
Federal funds sold and other	4,669	5,322

Total interest income	1,397,665	1,644,152

Interest expense:
Time deposits $100,000 and over	88,273	212,834
Other deposits	242,207	353,751
Other borrowings	20,399	20,681

Total interest expense	350,879	587,266

Net interest income	1,046,786	1,056,886

Provision for loan losses	69,000	186,609

Net interest income after provision for loan losses	977,786	870,277

Noninterest income:
Service charges on deposit accounts	68,688	54,813
Residential mortgage origination fees	14,405	17,384
Gain on sale of securities	—	51,465
Other	37,619	15,572

Total noninterest income	120,712	139,234

Noninterest expenses:
Salaries and employee benefits	435,285	457,151
Net occupancy	120,437	92,060
Furniture and equipment	92,680	98,357
Professional fees	44,403	84,298
Regulatory fees and FDIC assessment	91,970	123,565
Other operating	244,636	188,393

Total noninterest expense	1,029,411	1,043,824

Income (loss) before income taxes	69,087	(34,313)
Income tax benefit	377,315	—

Net income (loss)	446,402	(34,313)

Net accretion of preferred stock to redemption value	7,283	7,283
Preferred dividends accrued	44,752	22,387

Net income (loss) available to common shareholders	$394,367	$(63,983)

Income (loss) per common share

Basic income (loss) per common share	$0.22	$(0.04)

Weighted average common shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Three months ended March 31, 2011 and 2010 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (loss)	Total

Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323

Accretion of Series A discount on preferred stock		8,048				(8,048)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(22,387)		(22,387)
Net loss						(34,313)		(34,313)
Other comprehensive income, net of taxes of $7,386							14,337	14,337

Comprehensive loss								(19,976)

Stock and warrant compensation expense					20,471			20,471

Balance, March 31, 2010	3,449	$3,321,412	1,764,439	$17,644	$17,679,411	$(9,023,511)	$179,475	$12,174,431

Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		8,048				(8,048)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends accrued on preferred stock						(44,752)		(44,752)
Net income						446,402		446,402
Other comprehensive income, net of taxes of $22,940							44,790	44,790

Comprehensive income								491,192

Balance, March 31, 2011	3,449	$3,350,543	1,764,439	$17,644	$17,688,324	$(9,071,859)	$(361,564)	$11,623,088

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities
Net income (loss)	$446,402	$(34,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	69,000	186,609
Deferred income tax benefit	(377,315)	—
Depreciation and amortization expense	48,847	64,272
Discount accretion and premium amortization	36,892	4,335
Stock and warrant compensation expense	—	20,471
Increase in accrued interest receivable	(11,354)	(46,057)
Increase (decrease) in accrued interest payable	(6,654)	9,271
Gain from sale of securities available-for-sale	—	(51,465)
Losses and writedowns on sales of other real estate	2,525	—
Decrease in other assets	47,248	37,052
Increase (decrease) in other liabilities	(23,301)	91,280
Net cash provided by operating activities	232,290	281,455

Cash flow from investing activities
Proceeds from maturities/calls of securities available-for-sale	1,152,969	910,999
Proceeds from sale of securities available-for-sale	—	1,364,521
Purchase of securities available-for-sale	(3,739,435)	(3,019,779)
Purchase of securities held-to-maturity	—	(699,230)
Net decrease in loans receivable	2,505,673	2,507,191
Purchase of premises, furniture and equipment	(54,692)	(18,536)
Net cash provided (used) by investing activities	(135,485)	1,045,166

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	343,749	(1,525,785)
Increase in interest-bearing deposits	5,259,991	5,828,929
Increase in securities sold under agreements to repurchase	—	1,022,731

Net cash provided by financing activities	5,603,740	5,325,875

Net increase in cash and cash equivalents	5,700,545	6,652,496

Cash and cash equivalents at beginning of the period	5,051,515	12,451,491

Cash and cash equivalents at end of the period	$10,752,060	$19,103,987

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$357,533	$577,995
Transfer of loans to other real estate	$217,800	$157,500

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Condensed Financial Statements

(unaudited)

Note 1 — Business and Basis of Presentation

Business Activity and Organization

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”).  The Bank is a state chartered bank organized under the laws of South Carolina.  The Bank primarily is engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011.

Note 2 — Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2010 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Income (loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock warrants and stock options.  Due to the net loss for the three months ended March 31, 2010, common stock equivalents were not included in loss per share calculations as their effects would be antidilutive.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income (loss) per common share are computed below for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Basic net income (loss) per common share computation:
Net income (loss) available to common shareholders	$394,367	$(63,983)
Average common shares outstanding — basic	1,764,439	1,764,439
Basic net income (loss) per common share	$0.22	$(0.04)

Diluted net income (loss) per common share computation:
Net income (loss) available to common shareholders	$394,367	$(63,983)
Average common shares outstanding — basic	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439
Diluted net income (loss) per common share	$0.22	$(0.04)

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Change in unrealized gains on securities available for sale	$67,730	$73,188
Reclassification adjustment for gains realized in net income (loss)	—	(51,465)
Net change in unrealized gains on securities	67,730	21,723
Tax effect	(22,940)	(7,386)
Net-of-tax amount	$44,790	$14,337

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2011, and determined that no subsequent events occurred requiring accrual or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The enactment of the Dodd-Frank Act will result in expansive changes in many areas affecting the financial services industry in general and the Company in particular.  The legislation provides broad economic oversight, consumer financial services protection, investor protection, rating agency reform and derivative regulatory reform. Various corporate governance requirements will result in expanded proxy disclosures and shareholder rights.  Additional provisions address the mortgage industry in an effort to strengthen lending practices.  Deposit insurance reform will result in permanent FDIC protection for up to $250,000 of deposits and will require the FDIC’s Deposit Insurance Fund to maintain 1.35% of insured deposits with the burden for closing any shortfall falling to banks with more than $10.0 billion in assets.

The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among others, one provision within the Dodd-Frank Act gives the Board of Governors of the Federal Reserve System (the “Federal Reserve”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  While the Company would not be subject to the interchange fee restrictions, this provision could negatively impact non-interest income if the reductions that are required of larger banks cause industry-wide reductions of interchange fees.  Additionally, other provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 6.

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

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

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$2,722,060	$2,722,060	$2,771,515	$2,771,515
Federal funds sold	8,030,000	8,030,000	2,280,000	2,280,000
Securities available-for-sale	23,393,544	23,393,544	20,776,657	20,776,657
Securities held-to-maturity	1,142,099	1,132,330	1,143,249	1,133,220
Nonmarketable equity securities	474,300	474,300	474,300	474,300
Loans receivable, net	85,991,075	84,647,740	88,783,548	88,091,769
Accrued interest receivable	515,107	515,107	503,753	503,753

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,327,299	67,327,299	59,626,692	59,626,692
Certificates of deposit and other time deposits	44,862,433	45,146,369	46,959,300	47,362,426
Federal Home Loan Bank advances	3,000,000	3,080,885	3,000,000	2,892,056
Accrued interest payable	37,405	37,405	44,059	44,059

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,181,138	$—	$10,965,617	$—
Financial standby letters of credit	225,000	—	125,000	—

GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$18,465,603	$—	$18,465,603	$—
Mortgage-backed securities	1,395,561	—	1,395,561	—
State, county and municipals	3,532,380	—	3,532,380	—

Total assets	$23,393,544	$—	$23,393,544	$—

Note 4 - Fair Value Measurements - continued

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Securities available-for-sale
Government sponsored enterprises	$15,843,864	$—	$15,843,864	$—
Mortgage-backed securities	2,118,254	—	2,118,254	—
State, county and municipals	2,814,539	—	2,814,539	—

Total assets	$20,776,657	$—	$20,776,657	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,925,665	$—	$1,925,665	$—
Other real estate owned	3,508,442	—	3,508,442	—

Total assets	$5,434,107	$—	$5,434,107	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,026,326	$—	$2,026,326	$—
Other real estate owned	3,293,167	—	3,293,167	—

Total assets	$5,319,493	$—	$5,319,493	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,111,467 at March 31, 2011 with a valuation allowance of $185,802.  Impaired loans had a carrying value of $2,251,261 at December 31, 2010 with a valuation allowance of $224,935.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,508,442 at March 31, 2011 and $3,293,167 at December 31, 2010.  There was approximately $2,525 in writedowns of other real estate owned during the quarter ended March 31, 2011 and there were no writedowns of other real estate owned during the quarter ended March 31, 2010.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value

March 31, 2011
Government sponsored enterprises	$18,876,734	$9,199	$420,330	$18,465,603
Mortgage-backed securities	1,389,936	6,485	860	1,395,561
State, county and municipal	3,674,698	4,945	147,263	3,532,380

	$23,941,368	$20,629	$568,453	$23,393,544

Note 5 - Investment Securities - continued

December 31, 2010
Government sponsored enterprises	$16,240,270	$14,333	$410,739	$15,843,864
Mortgage-backed securities	2,151,089	8,107	40,942	2,118,254
State, county and municipal	2,999,285	75	184,821	2,814,539

	$21,390,644	$22,515	$636,502	$20,776,657

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2011
State, county and municipal	$1,142,099	$—	$9,769	$1,132,330

	$1,142,099	$—	$9,769	$1,132,330

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
State, county and municipal	$1,143,249	$—	$10,029	$1,133,220

	$1,143,249	$—	$10,029	$1,133,220

There were no sales of available-for-sale securities for the period ended March 31, 2011. Proceeds from sales of available-for-sale securities were $1,364,521 for the period ended March 31, 2010.  Gross gains of $51,465 were recognized on those sales for the period ended March 31, 2010.

The amortized costs and fair values of investment securities at March 31, 2011, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

In May 2010, management transferred securities with a book value of $448,672 from the available-for-sale category to held-to-maturity. Management intends to hold these investments to maturity and reasonably believes it has the capacity to do so.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after one through five years	$2,294,408	$2,262,913	$—	$—
Due after five through ten years	13,422,553	13,190,888	446,649	444,597
Due after ten years	8,224,407	7,939,743	695,450	687,733

Total securities	$23,941,368	$23,393,544	$1,142,099	$1,132,330

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Government sponsored enterprises	$16,543,074	$420,330	$—	$—	$16,543,074	$420,330
Mortgage-backed securities	1,279,717	860	—	—	1,279,717	860
State, county and municipal	2,822,819	147,263	—	—	2,822,819	147,263

	$20,645,610	$568,453	$—	$—	$20,645,610	$568,453

Note 5 - Investment Securities - continued

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Government sponsored enterprises	$13,454,861	$410,739	$—	$—	$13,454,861	410,739
Mortgage-backed securities	1,165,950	40,942	—	—	1,165,950	40,942
State, county and municipal	1,936,006	184,821	—	—	1,936,006	184,821

	$16,556,817	$636,502	$—	$—	$16,556,817	$636,502

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
State, county and municipal	$1,132,330	$9,769	$—	$—	$1,132,330	9,769

	$1,132,330	$9,769	$—	$—	$1,132,330	$9,769

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
State, county and municipal	$1,133,220	$10,029	$—	$—	$1,133,220	10,029

	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at March 31, 2011 or December 31, 2010.

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

At March 31, 2011 and December 31, 2010, securities with estimated fair value of $5,313,287 and $3,212,762, respectively, were pledged to secure public deposits as required by law.

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	March 31, 2011	December 31, 2010

Real estate - mortgage	$67,781,894	$67,625,366
Real estate - construction	10,757,640	12,076,019
Commercial and industrial	7,685,228	9,234,855
Consumer and other	1,275,220	1,399,369

Total gross loans	$87,499,982	$90,335,609

Note 6 — Loans Receivable — continued

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2011:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential-
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$5,974,359	$8,103,746	$22,986,320	$27,560,749	$8,465,280	$73,090,454
Special mention	1,002,948	918,117	2,734,534	327,579	1,529,850	6,513,028
Substandard or worse	707,921	1,735,777	2,035,237	1,331,530	810,815	6,621,280

Total	$7,685,228	$10,757,640	$27,756,091	$29,219,858	$10,805,945	$86,224,762

	Consumer-
	Other	Consumer-Auto	Total

Performing	$338,573	$794,906	$1,133,479
Nonperforming	141,741	—	141,741

Total	$480,314	$794,906	$1,275,220

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2010:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$7,374,129	$7,860,668	$22,834,938	$27,731,483	$8,417,454	$74,218,672
Special mention	1,011,261	1,125,410	2,756,133	163,430	1,650,840	6,707,074
Substandard or worse	849,465	3,089,941	2,045,296	1,184,031	841,761	8,010,494

Total	$9,234,855	$12,076,019	$27,636,367	$29,078,944	$10,910,055	$88,936,240

	Consumer-
	Other	Consumer-Auto	Total
Performing	$840,124	$559,245	$1,399,369
Nonperforming	—	—	—

Total	$840,124	$559,245	$1,399,369

Note 6 — Loans Receivable — continued

The following is an aging analysis of our loan portfolio at March 31, 2011:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing
Commercial	$—	$—	$62,711	$62,711	$7,622,517	$7,685,228	$—
Commercial real estate:
Construction	158,639	1,129,312	51,930	1,339,881	9,417,759	10,757,640	—
Other	344,477	—	172,149	516,626	27,239,465	27,756,091	—
Consumer:
Other	—	—	140,996	140,996	1,134,224	1,275,220	—
Residential	364,787	96,450	372,782	834,019	39,191,784	40,025,803	—

Total	$867,903	$1,225,762	$800,568	$2,894,233	$84,605,749	$87,499,982	$—

The following is an aging analysis of our loan portfolio at December 31, 2010:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing
Commercial	$18,430	$93,797	$48,836	$161,063	$9,073,797	$9,234,855	$—
Commercial real estate:
Construction	—	—	269,730	269,730	11,806,289	12,076,019	—
Other	236,270	—	70,769	307,039	27,329,328	27,636,367	—
Consumer:
Other	123,835	2,567	—	126,402	1,272,967	1,399,369	—
Residential	370,661	201,090	18,691	590,442	39,398,557	39,988,999	—

Total	$749,196	$297,454	$408,026	$1,454,676	$88,880,933	$90,335,609	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	March 31, 2011	December 31, 2010

Commercial	$128,075	$210,532
Commercial real estate:
Commercial real estate construction	840,242	781,629
Commercial real estate - other	172,149	70,769
Consumer	140,996	—
Residential:
Residential - prime	82,821	326,580
Residential - subprime	298,304	27,779

Total	$1,662,587	$1,417,289

Transactions in the allowance for loan losses are summarized below:

	March 31, 2011	December 31, 2010	March 31, 2010

Balance, beginning of year	$1,552,061	$1,498,937	$1,498,937
Provision charged to operations	69,000	853,109	186,609
Loans charged-off	(112,904)	(809,338)	(198,316)
Recoveries of loans previously charged-off	750	9,353	2,420

Balance, end of year	$1,508,907	$1,552,061	$1,489,650

Note 6 — Loans Receivable - continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2011:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$407,111	$444,195	$19,211	$646,452	$35,092	$1,552,061
Charge-offs	(91,834)	—	(2,379)	(18,691)	—	(112,904)
Recoveries	750	—	—	—	—	750
Provisions	(28,550)	(3,334)	50,562	59,161	(8,839)	69,000

Ending balance	$287,477	$440,861	$67,394	$686,922	$26,253	$1,508,907

Ending balances:
Individually evaluated for impairment	$89,864	$24,757	$55,452	$15,729	$—	$185,802

Collectively evaluated for impairment	$197,613	$416,104	$11,942	$671,193	$26,253	$1,323,105

Loans receivable:
Ending balance - total	$7,685,228	$38,513,731	$1,275,220	$40,025,803	$—	$87,499,982

Ending balances:
Individually evaluated for impairment	$128,075	$1,528,136	$156,952	$298,304	$—	$2,111,467

Collectively evaluated for impairment	$7,557,153	$36,985,595	$1,118,268	$39,727,499	$—	$85,388,515

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2010:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$300,192	$436,855	$17,467	$744,423	$—	$1,498,937
Charge-offs	(183,814)	(500,474)	(4,525)	(120,525)	—	(809,338)
Recoveries	6,000	—	1,100	2,253	—	9,353
Provisions	284,733	507,814	5,169	20,301	35,092	853,109
Ending balance	$407,111	$444,195	$19,211	$646,452	$35,092	$1,552,061

Ending balances:
Individually evaluated for impairment	$162,956	$14,667	$16,423	$30,889	$—	$224,935

Collectively evaluated for impairment	$244,155	$429,528	$2,788	$615,563	$35,092	$1,327,126

Loans receivable:
Ending balance — total	$9,234,855	$39,712,386	$1,399,369	$39,988,999	$—	$90,335,609

Ending balances:
Individually evaluated for impairment	$248,858	$1,640,710	$16,423	$345,270	$—	$2,251,261

Collectively evaluated for impairment	$8,985,997	$38,071,676	$1,382,946	$39,643,729	$—	$88,084,348

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2011:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$27,671	$27,671	$—	$27,671	$267
Commercial real estate - construction	833,019	833,019	—	958,859	7,555
Commercial real estate - other	98,315	98,315	—	98,315	594
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	—	—	—	—	—

With an allowance recorded:
Commercial	35,040	35,040	24,501	68,554	—
Commercial real estate - construction	7,223	7,223	7,223	8,609	—
Commercial real estate - other	589,580	589,580	17,534	711,523	8,577
Consumer	222,315	222,315	120,815	223,485	2,048
Residential -prime	—	—	—	—	—
Residential- subprime	298,304	298,304	15,729	296,227	—

Total:
Commercial	62,711	62,711	24,501	96,225	267
Commercial real estate - construction	840,242	840,242	7,223	967,468	7,555
Commercial real estate - other	687,895	687,895	17,534	809,838	9,171
Consumer	222,315	222,315	120,815	223,485	2,048
Residential -prime	—	—	—	—	—
Residential- subprime	298,304	298,304	15,729	296,227	—
Total	$2,111,467	$2,111,467	$185,802	$2,393,243	$19,041

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2010:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$9,241	$9,241	$—	$16,998	$560
Commercial real estate - construction	1,050,819	1,050,819	—	1,029,206	43,535
Commercial real estate - other	—	—	—	—	—
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	30,381	30,381	—	30,574	1,548

With an allowance recorded:
Commercial	239,617	266,518	162,956	278,112	12,585
Commercial real estate - construction	519,121	520,507	9,897	525,284	8,283
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	296,199	296,199	12,199	292,430	19,327

Total:
Commercial	248,858	275,759	162,956	295,110	13,145
Commercial real estate - construction	1,569,940	1,571,326	9,897	1,554,490	51,818
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	326,580	326,580	12,199	323,004	20,875
Total	$2,251,261	$2,408,721	$224,935	$2,395,150	$88,250

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2011 and December 31, 2010 are summarized below:

	2011	2010

Balance, beginning of year	$3,293,167	$501,037
Additions	217,800	3,260,032
Sales	—	(332,572)
Write downs	(2,525)	(135,330)

Balance, end of period	$3,508,442	$3,293,167

Note 8 - Regulatory Matters

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, do not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of March 31, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions. For additional information on the Bank’s regulatory restrictions, including actions the Bank has taken in response to these regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

Note 9 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

At the request of the Federal Reserve Bank of Richmond, the Company deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury pursuant to the Capital Purchase Program (the “CPP”) which was due February 15, 2011.  This payment was the fifth dividend payment deferred.  As part of the CPP, the Company entered into a letter agreement with the Treasury on January 9, 2009, which includes a Securities Purchase Agreement-Standard Terms.  As part of the agreement, dividends compound if they accrue and are not paid.  Failure by the Company to pay the dividend on the shares of Series A Preferred Stock is not an event of default.  However, a failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.  As of the date of this report, the total arrearage was $246,150. . The Company anticipates paying the accrued dividends at the next interest payment due on May 15, 2011 to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2010 filed with the SEC, and the following:

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

•                  the Company’s non-payment of dividends on its Series A Preferred Stock issued to the U.S. Treasury under the CPP;

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

•                  our reliance on available secondary funding sources such as Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the three month periods ended March 31, 2011 and 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.

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

Recent Regulatory Developments

Consent Order - Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the SCBFI on May 11, 2010.  The Consent Order required specific actions needed to address certain findings from the FDIC’s most recent Report of Examination and to address the Bank’s financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and, as a result, as of April 8, 2011, the Consent Order has been terminated although certain regulatory restrictions remain. The supervisory authorities have instituted certain ongoing requirements for the Bank as follows:

•                   The Bank shall prepare and submit a comprehensive budget and earnings forecast for the Bank which covers 2011 and includes any changes made as a result of the examination. Subsequently, budgets will be prepared and submitted annually by January 1 of each year. In addition, quarterly progress reports regarding the Bank’s actual performance compared to the budget plan shall be submitted concurrently with other reporting requirements.

•                   The Bank shall develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans.

•                   The Bank shall not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank or any extension of credit or portion thereof that has been charged off by the Bank or classified Loss or Doubtful in any report of examination, so long as such credit remains uncollected. In addition, the Bank shall make no additional advances to any borrower whose loan or line of credit has been adversely classified Substandard in any report of examination without the prior approval of a majority of the Bank’s Board of Directors.

•                   Unless otherwise approved in writing by the supervisory authorities, the Bank shall charge off within 30 days of receipt of any official report of examination by either the FDIC or the SCBFI, the remaining balance of any assets classified as Loss, and make an appropriate impairment provision to the reserve for loan losses for those classified as Doubtful.

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

•                  The Bank shall maintain a minimum Tier 1 Leverage Capital ratio of 8 percent (8%) and a Total Risk-Based Capital ratio of at least ten percent (10%) and maintain a well-capitalized designation. In the event that the Bank’s capital falls below these minimums, the Bank shall notify the supervisory authorities and shall increase capital in an amount sufficient to meet the minimum ratio required by this provision within 90 days. The Bank shall not pay dividends without prior written consent of the supervisory authorities.

•                  The Bank shall eliminate and/or correct all violations of law and regulation and contraventions of policy listed in the report of examination issued by the supervisory authorities. In addition, the Bank shall take all necessary steps to ensure future compliance with all applicable laws and regulations and polity statements.

The Board of Directors and management of the Bank will continue to diligently work to comply the requirements set above by the supervising authorities.

Legislative Developments.  Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

•                                       Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

•                                       Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as   companies grow in size and complexity;

•                                       Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•                                       Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•                                       Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•                                       Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•                                       Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

•                                       Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•                                       Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011, and we are currently evaluating whether to participate in this program.

•                  Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

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

•                  In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•                  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

•                  On April 19, 2011, the Federal Reserve issued a proposed rule under Regulation Z that would require creditors to determine a consumer’s ability to repay a mortgage before making the loan and would establish minimum mortgage underwriting standards. The proposal is being made pursuant to the Dodd-Frank Act.  The proposed rule, if implemented in its current form, provides four options for complying with the ability-to-repay requirement and would apply to all consumer mortgages, except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans. The proposal would also implement the Dodd-Frank Act’s limits on prepayment penalties, lengthen the time creditors must retain records that evidence compliance with the ability-to-repay and prepayment penalty provisions, and prohibit evasion of the rule by structuring a closed-end extension of credit as an open-end plan.

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Current Business Strategy

As described above, we have been actively pursuing the corrective actions required by the Consent Order in an effort to ensure that the requirements of the Consent Order are met in a timely manner.  Now that we have accomplished that goal, we are currently focusing our efforts in the following areas:

Profitability.

2010 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2011. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

Increasing and Strengthening Our Capital Position.

As of March 31, 2011, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2010, as filed on our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Results of Operations

Three months ended March 31, 2011 and 2010

General

The Company recorded net income, after tax provision, of $446,402 and net income available to common shareholders of $394,367, for the quarter ended March 31, 2011 compared to a net loss available to common shareholders of $63,983 for the quarter ended March 31, 2010.  Basic earnings per share were $0.22 for the first quarter of 2011 compared to a loss per share of $0.04 in the first quarter of 2010.  The increase in net income as compared to the first quarter of 2010 is primarily attributable to an increase in the Bank’s net interest margin and the partial reversal of the valuation allowance related to the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the period ended March 31, 2011, our net interest margin was 3.50% compared to 3.26% at March 31, 2010.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2011 and 2010 were 3.50% and 3.26%, respectively.

Net interest income was $1,046,786 during the three months ended March 31, 2011, compared to $1,056,886 for the same period in 2010.  Interest income of $1,397,665 for the three months ended March 31, 2011 included $1,219,689 on loans, $173,307 on investment securities and $4,669 on federal funds sold and other.  The decrease in interest income for the three months ended March 31, 2011 compared to the same period last year was primarily due to a 15.3% reduction of the loan portfolio.   Interest expense decreased from $587,266 for the three months ended March 31, 2010 to $350,879 for the three months ended March 31, 2011, largely due to a 13.61% decrease in interest bearing deposits.

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

Our provision for loan losses for the three months ended March 31, 2011 was $69,000, a decrease of $117,609, or 63.02%, over our provision of $186,609 for the three months ended March 31, 2010. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2011 was $120,712, compared to $139,234 for the same period in 2010.  Noninterest income for the three months ended March 31, 2011 consisted primarily of service charges on deposit accounts of $68,688 and mortgage loan origination fees of $14,405. Noninterest income for the three months ended March 31, 2010 consisted primarily of service charges on deposit accounts of $54,813, gains on sale of investment securities of $51,465, and mortgage loan origination fees of $17,384. The decrease of $18,522 in noninterest income compared to the same period in 2010 is primarily the result of the gains on sale of investment securities of $51,465 recognized in 2010 offset by the increase in service charges on deposit accounts of $13,875 recognized during the first three months of 2011.

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

The November 2010 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions.  The current impact of the change from Regulation E resulted in a reduction of approximately 10% of such overdraft fees for the three months ended March 31, 2011 compared to the same period in 2010.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31,
	2011	2010
Salaries and employee benefits	$435,285	$457,151
Occupancy and equipment	213,117	190,417
Data processing and related costs	87,814	94,180
Marketing, advertising and shareholder communications	10,329	20,213
Legal and audit	36,677	67,372
Other professional fees	10,226	17,819
Supplies, postage and telephone	9,146	10,230
Insurance	11,488	1,151
Credit related expenses	(5,523)	11,950
Courier and armored carrier service	632	1,376
Regulatory fees and FDIC insurance	91,970	123,565
Other real estate owned expense	71,442	10,889
Other	56,808	37,511
Total noninterest expense	$1,029,411	$1,043,824

The most significant component of noninterest expense is compensation and benefits, which totaled $435,285 for the three months ended March 31, 2011, compared to $457,151 for the three months ended March 31, 2010. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance decreased from $123,565 for the three months ended March 31, 2010 to $91,970 for the three months ended March 31, 2011 due to a special assessment in the prior year and the decrease in deposit transaction accounts compared to the same period in 2010.  Other real estate expenses increased from $10,899 for the three months ended March 31, 2010, to $71,442 for the three months ended March 31, 2011 as a result of an increase in the number of real estate owned during the year.

Income Tax Benefit

The Company had reported taxable income for the three months ended March 31, 2011.  The Company did not have taxable income for the three months ended March 31, 2010. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Balance Sheet Review

General

At March 31, 2011, total assets were $127,241,692, compared to $121,176,715 at December 31, 2010, an increase of $6,064,977, or 5.0%.  The increase in assets resulted from an increase in investment securities available-for-sale of approximately $2.6 million, an increase in federal funds sold of approximately $5.8 million and an increase in other real estate owned of $215,275. Interest-earning assets comprised approximately 93.4% and 92.9% of total assets at March 31, 2011 and December 31, 2010, respectively.  Gross loans totaled $87,499,982 and investment securities were $23,393,544 at March 31, 2011.

Deposits totaled $112,189,732 at March 31, 2011 and $106,585,992 at December 31, 2010.  FHLB advances were $3,000,000 at March 31, 2011 and December 31, 2010.  Shareholders’ equity was $11,623,088 and $11,176,648 at March 31, 2011 and December 31, 2010, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at March 31, 2011 were $87,499,982, or 73.6% of interest-earning assets and 68.8% of total assets, compared to $90,335,609, or 81.6% of interest-earning assets and 74.5% of total assets, at December 31, 2010.

Loans secured by real estate mortgages comprised approximately 89.76% of loans outstanding at March 31, 2011 and 88.23% at December 31, 2010. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 8.78% and 10.22% of our loan portfolio at March 31, 2011 and December 31, 2010, respectively.  Our construction and development loans represented approximately 12.29% and 13.37% of our loan portfolio at March 31, 2011 and December 31, 2010, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$10,757,640	12.29%	$12,076,019	13.37%
Commercial	27,756,091	31.72	27,636,367	30.59
Residential mortgages	15,220,038	17.38	14,450,685	16.00
Home equity lines	24,805,765	28.35	25,538,314	28.27
Total real estate	78,539,534	89.76	79,701,385	88.23

Commercial	7,685,228	8.78	9,234,855	10.22
Consumer	1,275,220	1.46	1,399,369	1.55
Gross loans	87,499,982	100%	90,335,609	100%
Less allowance for loan losses	(1,508,907)		(1,552,061)
Total loans, net	$85,991,075		$88,783,548

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations.  The allowance for loan losses for the three months ended March 31, 2011 and 2010 is presented below:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of the period	$1,552,061	$1,498,937
Provision for loan losses	69,000	186,609
Loans charged-off	(112,904)	(198,316)
Recoveries of loans previously charged-off	750	2,420
Balance at end of the period	$1,508,907	$1,489,650

The allowance for loan losses was $1,508,907 and $1,552,061 as of March 31, 2011 and December 31, 2010, respectively, and represented 1.72% and 1.72% of outstanding loans at March 31, 2011 and December 31, 2010, respectively.

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

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  These reserves are based on a thorough analysis of the most probable source of repayment, which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.

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

We maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to, changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $2,111,467 and $2,251,261 in impaired loans at March 31, 2011 and December 31, 2010, respectively.

The valuation allowances related to impaired loans totaled $185,802 and $224,935 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, nonaccrual loans totaled $1,662,587 and $1,417,289, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of March 31, 2011 and December 31, 2010 were $112,189,732 and $106,585,992, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2011 (annualized) and the year ended December 31, 2010.

	March 31, 2011		December 31, 2010
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$8,932,136	—%	$9,954,508	—%
Interest-bearing checking	4,735,699	0.31	4,471,063	0.33
Money market	51,185,250	1.19	42,431,506	1.58
Savings	930,442	0.28	894,561	0.45
Time deposits less than $100,000	25,511,620	1.40	28,234,323	2.03
Time deposits $100,000 and over	20,178,612	1.77	33,789,178	2.03
Total	$111,473,759	1.31%	$119,775,139	1.78%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $92,172,276 and $85,189,016 at March 31, 2011 and December 31, 2010, respectively. Our loan-to-deposit ratio was 77.99% and 84.75% at March 31, 2011 and December 31, 2010, respectively.  Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2011 and 2010 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,100,000.  Availability on these lines of credit was $9,100,000 at March 31, 2011.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At March 31, 2011 and December 31, 2010, we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $9,850,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, the Federal Reserve Bank of Richmond as well as our correspondent banks review our financial results and could limit our credit availability based on their review.

At March 31, 2011, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to fourteen day basis and $3,300,000 in unsecured federal funds on a one to twenty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At March 31, 2011 and December 31, 2010, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 26.84% at March 31, 2011 compared to 21.21% as of December 31, 2010.  At March 31, 2011, $5,313,287 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2011.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $11,623,088 at March 31, 2011, an increase of $446,440 from $11,176,648 at December 31, 2010.  The increase is primarily due to the net income for the period of $446,402.

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

The following table sets forth the Bank’s capital ratios at March 31, 2011 and December 31, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital (to risk-weighted assets)	$12,545	14.97%	$6,703	8.00%	$8,379	10.00%
Tier 1 capital (to risk-weighted assets)	11,492	13.72%	3,352	4.00%	5,027	6.00%
Tier 1 capital (to average assets)	11,492	9.15%	5,022	4.00%	6,277	5.00%
December 31, 2010
Total capital (to risk-weighted assets)	$12,538	14.09%	$7,117	8.00%	$8,896	10.00%
Tier 1 capital (to risk-weighted assets)	11,421	12.84%	3,558	4.00%	5,338	6.00%
Tier 1 capital (to average assets)	11,421	9.16%	4,989	4.00%	6,237	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of March 31, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

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

At March 31, 2011 and December 31, 2010, we had issued commitments to extend credit of approximately $11,406,000 and $11,091,000, respectively, through various types of lending arrangements.  There were three standby letters of credit included in the commitments for $225,000 at March 31, 2011, and there were two standby letters of credit included in the commitments for $125,000 at December 31, 2010.

Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit.  Based on historical experience, we anticipate that a portion of these lines of credit will not be funded.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

We deferred the quarterly dividend payment on the shares of Series A Preferred Stock issued to the U.S. Treasury as part of the CPP which was due February 15, 2011.  This payment was the fifth dividend payment we have deferred.  As part of the CPP, the Company entered into a letter agreement with the Treasury on January 9, 2010, which includes a Securities Purchase Agreement-Standard Terms.  As part of the agreement, dividends compound if they accrue and are not paid.  Failure by the Company to pay the dividend on the shares of Series A Preferred Stock is not an event of default.  However, a failure to pay a total of six such dividends, whether or not consecutive, gives the Treasury the right to elect two directors to the Company’s Board of Directors.  That right would continue until the Company pays all dividends in arrears.  As of the date of this report, the total arrearage was $246,150. The Company anticipates paying the accrued dividends at the next interest payment due on May 15, 2011 to avoid triggering the Treasury’s ability to elect directors to the Company’s Board of Directors.

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

Date: May 16, 2011	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.