Form 10-Q
period 2011-06-30
Congaree Bancshares Inc
filed 2011-08-15
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 12, 2011.

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - June 30, 2011 (Unaudited) and December 31, 2010	2

	Consolidated Condensed Statements of Operations - Six months and three months ended June 30, 2011 and 2010 (Unaudited)	3

	Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)- Six months ended June 30, 2011 and 2010 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	(Removed and Reserved)	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010
Assets:
Cash and due from banks	$3,132,656	$2,771,515
Federal funds sold	1,080,000	2,280,000
Total cash and cash equivalents	4,212,656	5,051,515

Securities available-for-sale	25,416,023	20,776,657
Securities held-to-maturity (estimated fair value of $1,720,672 and $1,133,220 at June 30, 2011 and December 31, 2010, respectively)	1,693,367	1,143,249
Non-marketable equity securities	455,300	474,300
Loans receivable	85,441,699	90,335,609
Less allowance for loan losses	1,443,234	1,552,061
Loans, net	83,998,465	88,783,548

Premises, furniture and equipment, net	745,655	753,709
Accrued interest receivable	504,627	503,753
Other real estate owned	3,606,878	3,293,167
Other assets	536,114	396,817
Total assets	$121,169,085	$121,176,715
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$9,770,127	$9,291,900
Interest-bearing transaction accounts	5,032,999	4,053,594
Savings and money market	49,990,196	46,281,198
Time deposits $100,000 and over	17,309,750	21,396,976
Other time deposits	23,918,936	25,562,324
Total deposits	106,022,008	106,585,992

Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable	28,897	44,059
Other liabilities	200,747	370,016
Total liabilities	109,251,652	110,000,067

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at June 30, 2011 and December 31, 2010	3,183,818	3,167,722
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2011 and December 31, 2010	174,007	175,538
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2011 and December 31, 2010	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(9,063,447)	(9,466,226)
Accumulated other comprehensive income (loss)	(82,913)	(406,354)

Total shareholders’ equity	11,917,433	11,176,648
Total liabilities and shareholders’ equity	$121,169,085	$121,176,715

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$2,420,336	$2,828,822	$1,200,647	$1,371,033
Securities available for sale, taxable	380,854	356,480	207,547	175,439
Federal funds sold and other	10,793	11,161	6,124	5,839

Total interest income	2,811,983	3,196,463	1,414,318	1,552,311

Interest expense:
Time deposits $100,000 and over	169,643	409,854	81,370	197,020
Other deposits	455,638	693,825	213,431	340,074
Other borrowings	43,204	42,489	22,805	21,808

Total interest expense	668,485	1,146,168	317,606	558,902

Net interest income	2,143,498	2,050,295	1,096,712	993,409

Provision for loan losses	259,000	416,609	190,000	230,000

Net interest income after provision for loan losses	1,884,498	1,633,686	906,712	763,409

Noninterest income:
Service charges on deposit accounts	142,306	121,332	73,618	66,519
Residential mortgage origination fees	19,538	23,939	5,133	6,555
Gain on sale of securities	30,857	51,465	30,857	—
Loss on sale of other assets	—	(174,047)	—	(174,047)
Loss on sale of other real estate owned	(16,448)	(69,439)	(16,448)	(69,439)
Other	57,131	24,607	19,512	9,035
Total noninterest income	233,384	(22,143)	112,672	(161,377)

Noninterest expenses:
Salaries and employee benefits	828,326	891,350	393,041	434,199
Net occupancy	243,954	197,261	123,517	105,201
Furniture and equipment	194,579	193,390	101,899	95,033
Professional fees	126,319	194,954	81,916	110,656
Regulatory fees and FDIC assessment	157,996	243,507	66,026	119,942
Other real estate owned expense	98,847	20,742	27,405	9,852
Other operating	359,324	319,667	186,130	142,164

Total noninterest expense	2,009,345	2,060,871	979,934	1,017,047

Income (loss) before income taxes	108,537	(449,328)	39,450	(415,015)
Income tax benefit	398,472	—	21,157	—

Net income (loss)	507,009	(449,328)	60,607	(415,015)

Net accretion of preferred stock to redemption value	14,565	14,565	7,282	7,282
Preferred dividends accrued	89,665	89,505	44,913	67,118

Net income (loss) available to common shareholders	$402,779	$(553,398)	$8,412	$(489,415)

Income (loss) per common share

Basic and diluted income (loss) per common share	$0.23	$(0.31)	$0.01	$(0.28)

Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Six months ended June 30, 2011 and 2010 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323

Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends accrued on preferred stock						(89,505)		(89,505)
Net loss						(449,328)		(449,328)
Other comprehensive income, net of taxes of $47,150							91,526	91,526

Comprehensive loss								(357,802)

Stock and warrant compensation expense					23,442			23,442

Balance, June 30, 2010	3,449	$3,328,694	1,764,439	$17,644	$17,682,382	$(9,512,926)	$256,664	$11,772,458

Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends accrued on preferred stock						(89,665)		(89,665)
Net income						507,009		507,009
Other comprehensive income, net of taxes of $165,659							323,441	323,441

Comprehensive income								830,450

Balance, June 30, 2011	3,449	$3,357,825	1,764,439	$17,644	$17,688,324	$(9,063,447)	$(82,913)	$11,917,433

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities
Net income (loss)	$507,009	$(449,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	259,000	416,609
Deferred income tax benefit	(408,984)	—
Depreciation and amortization expense	99,627	124,466
Discount accretion and premium amortization	68,678	19,867
Stock and warrant compensation expense	—	23,442
(Increase) decrease in accrued interest receivable	(874)	2,758
Decrease in accrued interest payable	(15,162)	(2,026)
Gain from sale of securities available-for-sale	(30,857)	(51,465)
Loss from sale of premises, furniture and equipment	—	174,047
Losses and writedowns on sales of other real estate	16,448	69,439
(Increase) decrease in other assets	105,104	(57,606)
Increase in other liabilities	18,625	217,664
Net cash provided by operating activities	618,614	487,867

Cash flow from investing activities
Proceeds from maturities/calls of securities available-for-sale	2,248,236	5,847,685
Proceeds from sale of securities available-for-sale	6,302,039	1,364,521
Purchase of securities available-for-sale	(13,289,556)	(8,610,799)
Purchase of securities held-to-maturity	—	(1,449,230)
Proceeds from sale and redemption of other investments	19,000	—
Net decrease in loans receivable	3,993,072	3,527,731
Proceeds from sale of premises, furniture and equipment	—	2,308,291
Purchase of premises, furniture and equipment	(91,573)	(26,695)
Proceeds from sale of other real estate	202,852	332,572
Net cash provided (used) by investing activities	(615,930)	3,294,076

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	478,227	(1,713,890)
Decrease in interest-bearing deposits	(1,042,211)	(508,381)
Increase in securities sold under agreements to repurchase	—	545,892
Dividends paid on preferred stock	(277,559)	—

Net cash used by financing activities	(841,543)	(1,676,379)

Net increase (decrease) in cash and cash equivalents	(838,859)	2,105,564

Cash and cash equivalents at beginning of the period	5,051,515	12,451,491

Cash and cash equivalents at end of the period	$4,212,656	$14,557,055

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$683,647	$1,148,194
Transfer of loans to other real estate	$533,011	$512,286
Reclassification of securities to held-to-maturity	$553,507	$448,672

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011.

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

Income (Loss) Per Common Share

All income (loss) per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the U.S. Treasury under the CPP. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income (loss) per common share are computed below for the six and three months ended June 30, 2011 and 2010:

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic net income (loss) per common share computation:
Net income (loss) available to common shareholders	$402,779	$(553,398)	$8,412	$(489,415)
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income (loss) per common share	$0.23	$(0.31)	$0.01	$(0.28)

Diluted net income (loss) per common share computation:
Net income (loss) available to common shareholders	$402,779	$(553,398)	$8,412	$(489,415)
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income (loss) per common share	$0.23	$(0.31)	$0.01	$(0.28)

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the six and three months ended June 30, 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Change in unrealized gains on securities available for sale	$519,957	$190,141	$452,227	$116,953
Reclassification adjustment for gains realized in net income (loss)	(30,857)	(51,465)	(30,857)	—
Net change in unrealized gains on securities	489,100	138,676	421,370	116,953
Tax effect	(165,659)	(47,150)	(142,719)	(39,764)
Net-of-tax amount	$323,441	$91,526	$278,651	$77,189

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or June 30, 2011, and determined that no subsequent events occurred requiring accrual or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 6.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and is intended to enhance comparability between entities that report under U.S. GAAP and those that report under International Financial Reporting Standards (“IFRS”), and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 requirements are effective for public entities as of the beginning of fiscal years beginning after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. We have not yet adopted the standard and the adoption of ASU 2011-05 is not expected to have an impact on the Company’s financial condition, results of operations, or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value, due to the short-term nature of such items.

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

Note 4 - Fair Value Measurements — continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,132,656	$3,132,656	$2,771,515	$2,771,515
Federal funds sold	1,080,000	1,080,000	2,280,000	2,280,000
Securities available-for-sale	25,416,023	25,416,023	20,776,657	20,776,657
Securities held-to-maturity	1,693,367	1,720,672	1,143,249	1,133,220
Nonmarketable equity securities	455,300	455,300	474,300	474,300
Loans receivable, net	83,998,465	83,239,505	88,783,548	88,091,769
Accrued interest receivable	504,627	504,627	503,753	503,753

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	64,793,322	64,793,322	59,626,692	59,626,692
Certificates of deposit and other time deposits	41,228,686	41,468,923	46,959,300	47,362,426
Federal Home Loan Bank advances	3,000,000	3,084,988	3,000,000	2,892,056
Accrued interest payable	28,897	28,897	44,059	44,059

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,140,695	$—	$10,965,617	$—
Financial standby letters of credit	125,000	—	125,000	—

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

Note 4 - Fair Value Measurements - continued

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Note 4 - Fair Value Measurements - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$13,612,662	$—	$13,612,662	$—
Mortgage-backed securities	6,662,374	—	6,662,374	—
State, county and municipals	5,140,987	—	5,140,987	—

Total assets	$25,416,023	$—	$25,416,023	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$15,843,864	$—	$15,843,864	$—
Mortgage-backed securities	2,118,254	—	2,118,254	—
State, county and municipals	2,814,539	—	2,814,539	—

Total assets	$20,776,657	$—	$20,776,657	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,807,877	$—	$1,807,877	$—
Other real estate owned	3,606,878	—	3,606,878	—

Total assets	$5,414,755	$—	$5,414,755	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,026,326	$—	$2,026,326	$—
Other real estate owned	3,293,167	—	3,293,167	—

Total assets	$5,319,493	$—	$5,319,493	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $1,999,891 at June 30, 2011 with a valuation allowance of $192,014.  Impaired loans had a carrying value of $2,251,261 at December 31, 2010 with a valuation allowance of $224,935.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,606,878 at June 30, 2011 and $3,293,167 at December 31, 2010.  There was approximately $16,448 and $69,439 in writedowns and loss on sales of other real estate owned during the six months ended June 30, 2011 and 2010, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2011
Government sponsored enterprises	$13,726,579	$19,941	$133,858	$13,612,662
Mortgage-backed securities	6,650,907	14,323	2,856	6,662,374
State, county and municipal	5,151,711	47,058	57,782	5,140,987

	$25,529,197	$81,322	$194,496	$25,416,023

December 31, 2010
Government sponsored enterprises	$16,240,270	$14,333	$410,739	$15,843,864
Mortgage-backed securities	2,151,089	8,107	40,942	2,118,254
State, county and municipal	2,999,285	75	184,821	2,814,539

	$21,390,644	$22,515	$636,502	$20,776,657

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2011
Government sponsored enterprises	$552,448	$—	$2,528	$549,920
State, county and municipal	1,140,919	29,833	—	1,170,752

	$1,693,367	$29,833	$2,528	$1,720,672

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
State, county and municipal	$1,143,249	$—	$10,029	$1,133,220

	$1,143,249	$—	$10,029	$1,133,220

Proceeds from sales of available-for-sale securities were $6,302,039 and $1,364,521 for the six month periods ended June 30, 2011 and 2010, respectively.  Gross gains of $30,857 and $51,465 were recognized on those sales for the six month periods ended June 30, 2011 and 2010, respectively.

Proceeds from sales of available-for-sale securities were $6,302,039 for the three months ended June 30, 2011 and there were no sales of available-for-sale securities for the three months ended June 30, 2010.  Gross gains of $30,857 were recognized on those sales for the three months ended June 30, 2011.

In June 2011, management transferred securities with a book value of $553,507 from the available-for-sale category to held-to-maturity. In May 2010, management transferred securities with a book value of $448,672 from the available-for-sale category to held-to-maturity. Management intends to hold these investments to maturity and reasonably believes it has the capacity to do so.

The amortized costs and fair values of investment securities at June 30, 2011, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

Note 5 - Investment Securities - continued

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due after one through five years	1,356,432	1,348,291	—	—
Due after five through ten years	9,054,940	9,017,526	446,037	463,760
Due after ten years	15,117,825	15,050,206	1,247,330	1,256,912

Total securities	$25,529,197	$25,416,023	$1,693,367	$1,720,672

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$9,427,404	$133,858	$—	$—	$9,427,404	$133,858
Mortgage-backed securities	3,460,930	2,856	—	—	3,460,930	2,856
State, county and municipal	2,575,614	57,782	—	—	2,575,614	57,782

	$15,463,948	$194,496	$—	$—	$15,463,948	$194,496

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$13,454,861	$410,739	$—	$—	$13,454,861	$410,739
Mortgage-backed securities	1,165,950	40,942	—	—	1,165,950	40,942
State, county and municipal	1,936,006	184,821	—	—	1,936,006	184,821

	$16,556,817	$636,502	$—	$—	$16,556,817	$636,502

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$549,920	$2,528	$—	$—	$549,920	$2,528

	$549,920	$2,528	$—	$—	$549,920	$2,528

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses

State, county and municipal	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

Note 5 - Investment Securities - continued

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at June 30, 2011 or December 31, 2010.

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

At June 30, 2011 and December 31, 2010, securities with estimated fair value of $6,061,882 and $3,212,762, respectively, were pledged to secure public deposits as required by law.

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	June 30, 2011	December 31, 2010
Real estate - mortgage	$67,440,469	$67,625,366
Real estate - construction	9,198,778	12,076,019
Commercial and industrial	7,666,803	9,234,855
Consumer and other	1,135,649	1,399,369

Total gross loans	$85,441,699	$90,335,609

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

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2011:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential-
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$6,118,933	$6,838,272	$25,209,619	$26,048,920	$8,207,212	$72,422,956
Special mention	879,405	914,643	1,874,804	207,354	1,712,317	5,588,523
Substandard or worse	668,466	1,445,863	1,948,737	1,371,258	860,247	6,294,571

Total	$7,666,804	$9,198,778	$29,033,160	$27,627,532	$10,779,776	$84,306,050

	Consumer-
	Other	Consumer-Auto	Total
Performing	$761,943	$373,706	$1,135,649
Nonperforming	—	—	—

Total	$761,943	$373,706	$1,135,649

Note 6 — Loans Receivable — continued

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2010:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$7,374,129	$7,860,668	$22,834,938	$27,731,483	$8,417,454	$74,218,672
Special mention	1,011,261	1,125,410	2,756,133	163,430	1,650,840	6,707,074
Substandard or worse	849,465	3,089,941	2,045,296	1,184,031	841,761	8,010,494

Total	$9,234,855	$12,076,019	$27,636,367	$29,078,944	$10,910,055	$88,936,240

	Consumer-
	Other	Consumer-Auto	Total
Performing	$840,124	$559,245	$1,399,369
Nonperforming	—	—	—

Total	$840,124	$559,245	$1,399,369

The following is an aging analysis of our loan portfolio at June 30, 2011:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing
Commercial	$51,202	$68,136	$57,384	$176,722	$7,465,735	$7,642,457	$—
Commercial real estate:
Construction	—	—	796,950	796,950	7,835,529	8,632,479	—
Other	—	168,542	172,149	340,691	29,308,042	29,648,733	—
Consumer:
Other	4,710	1,931	—	6,641	1,104,080	1,110,721	—
Residential	218,395	101,860	397,540	717,795	37,689,514	38,407,309	—

Total	$274,307	$340,469	$1,424,023	$2,038,799	$83,402,900	$85,441,699	$—

The following is an aging analysis of our loan portfolio at December 31, 2010:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing
Commercial	$18,430	$93,797	$48,836	$161,063	$9,073,797	$9,234,855	$—
Commercial real estate:
Construction	—	—	269,730	269,730	11,806,289	12,076,019	—
Other	236,270	—	70,769	307,039	27,329,328	27,636,367	—
Consumer:
Other	123,835	2,567	—	126,402	1,272,967	1,399,369	—
Residential	370,661	201,090	18,691	590,442	39,398,557	39,988,999	—

Total	$749,196	$297,454	$408,026	$1,454,676	$88,880,933	$90,335,609	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	June 30, 2011	December 31, 2010
Commercial	$122,348	$210,532
Commercial real estate:
Commercial real estate construction	796,950	781,629
Commercial real estate - other	172,148	70,769
Consumer	—	—
Residential:
Residential - prime	96,450	326,580
Residential - subprime	472,550	27,779

Total	$1,660,446	$1,417,289

Note 6 — Loans Receivable — continued

Transactions in the allowance for loan losses are summarized below:

	June 30, 2011	December 31, 2010	June 30, 2010
Balance, beginning of year	$1,552,061	$1,498,937	$1,498,937
Provision charged to operations	259,000	853,109	416,609
Loans charged-off	(369,327)	(809,338)	(280,645)
Recoveries of loans previously charged-off	1,500	9,353	5,253

Balance, end of year	$1,443,234	$1,552,061	$1,640,154

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2011:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$407,111	$444,195	$19,211	$646,452	$35,092	$1,552,061
Charge-offs	(91,835)	—	(53,902)	(223,590)	—	(369,327)
Recoveries	1,500	—	—	—	—	1,500
Provisions	(28,135)	(56,013)	58,862	307,194	(22,908)	259,000

Ending balance	$288,641	$388,182	$24,171	$730,056	$12,184	$1,443,234

Ending balances:
Individually evaluated for impairment	$88,937	$22,112	$—	$80,965	$—	$192,014

Collectively evaluated for impairment	$199,704	$366,070	$24,171	$649,091	$12,184	$1,251,220

Loans receivable:
Ending balance - total	$7,642,457	$38,281,212	$1,110,721	$38,407,309	$—	$85,441,699

Ending balances:
Individually evaluated for impairment	$99,077	$1,503,274	$—	$397,540	$—	$1,999,891

Collectively evaluated for impairment	$7,543,380	$36,777,938	$1,110,721	$38,009,769	$—	$83,441,808

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2011:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$287,477	$440,861	$67,394	$686,922	$26,253	$1,508,907
Charge-offs	—	—	(51,523)	(204,899)	—	(256,422)
Recoveries	750	—	—	—	—	750
Provisions	414	(52,679)	8,300	248,033	(14,069)	189,999

Ending balance	$288,641	$388,182	$24,171	$730,056	$12,184	$1,443,234

Ending balances:
Individually evaluated for impairment	$88,937	$22,112	$—	$80,965	$—	$192,014

Collectively evaluated for impairment	$199,704	$366,070	$24,171	$649,091	$12,184	$1,251,220

Note 6 — Loans Receivable — continued

Loans receivable:
Ending balance - total	$7,642,457	$38,281,212	$1,110,721	$38,407,309	$—	$85,441,699

Ending balances:
Individually evaluated for impairment	$99,077	$1,503,274	$—	$397,540	$—	$1,999,891

Collectively evaluated for impairment	$7,543,380	$36,777,938	$1,110,721	$38,009,769	$—	$83,441,808

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2010:

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

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2011:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$18,430	$18,430	$—	$18,430	$267
Commercial real estate - construction	788,747	788,747	—	788,482	7,555
Commercial real estate - other	98,315	98,315	—	98,315	594
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	—	—	—	—	—

Note 6 — Loans Receivable - continued

With an allowance recorded:
Commercial	99,077	99,077	88,937	130,298	—
Commercial real estate - construction	523,948	523,948	7,378	521,419	15,096
Commercial real estate - other	73,834	73,834	14,734	202,463	—
Consumer	—	—	—	—	—
Residential -prime	96,450	96,450	66,450	96,433	1,819
Residential- subprime	301,090	301,090	14,515	298,061	—

Total:
Commercial	117,507	117,507	88,937	148,729	267
Commercial real estate - construction	1,312,695	1,312,695	7,378	1,309,901	22,651
Commercial real estate - other	172,149	172,149	14,734	300,778	594
Consumer	—	—	—	—	—
Residential -prime	96,450	96,450	66,450	96,433	1,819
Residential- subprime	301,090	301,090	14,515	298,061	—
Total	$1,999,891	$1,999,891	$192,014	$2,153,902	$25,331

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2010:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$9,241	$9,241	$—	$16,998	$560
Commercial real estate - construction	1,050,819	1,050,819	—	1,029,206	43,535
Commercial real estate - other	—	—	—	—	—
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	30,381	30,381	—	30,574	1,548

With an allowance recorded:
Commercial	239,617	266,518	162,956	278,112	12,585
Commercial real estate - construction	519,121	520,507	9,897	525,284	8,283
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	296,199	296,199	12,199	292,430	19,327

Total:
Commercial	248,858	275,759	162,956	295,110	13,145
Commercial real estate - construction	1,569,940	1,571,326	9,897	1,554,490	51,818
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	326,580	326,580	12,199	323,004	20,875
Total	$2,251,261	$2,408,721	$224,935	$2,395,150	$88,250

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended June 30, 2011 and December 31, 2010 are summarized below:

	2011	2010
Balance, beginning of period	$3,293,167	$501,037
Additions	533,011	3,260,032
Sales	(202,852)	(332,572)
Write downs and loss on sales	(16,448)	(135,330)

Balance, end of period	$3,606,878	$3,293,167

Note 8 - Regulatory Matters

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, do not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of June 30, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions. For additional information on the Bank’s regulatory restrictions, including actions the Bank has taken in response to these regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

Note 9 - Dividends on Series A Preferred Stock Issued to Treasury

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Preferred Stock, Series A, has a dividend rate of 5% for the first five years and 9% thereafter.  The Preferred Stock, Series B, has a dividend rate of 9% per year.  The Preferred Stock may not be redeemed for a period of three years from the date of the original investment unless certain conditions are met through a qualified equity offering. The Company paid $277,559 to the Treasury on May 15, 2011, which represented a $22,365 dividend payment for the current quarter, as well as $255,194 in arrearages relating to interest and dividend payments previously deferred by the Company.

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

On August 5, 2011, Standard & Poor’s (“S&P”) lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and, although we are unable to predict the longer-term impact, may have a long-term material and adverse effect on such markets and the participants therein.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the six and three month periods ended June 30, 2011 and 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.

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

•                  The Bank shall maintain an adequate reserve for loan losses and such reserve shall be established by charges to current operating earnings. The Bank shall review the adequacy of the reserve prior to the end of each calendar quarter and make appropriate provisions to the reserve. The review shall consider the results of the Bank’s loan review, loan loss experience, trends of delinquent and nonaccrual loans, estimate of potential loss exposure of significant credits, concentrations of credit, and present and prospective economic conditions. The results of the review shall be recorded in the minutes of the Board meeting at which the review was undertaken.

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was May 16, 2011 and we currently do not participate in this program.

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

•                  In November 2010, the Federal Reserve’s monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-

2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

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

Current Business Strategy

As described above, we actively pursued the corrective actions required by the Consent Order in an effort to meet those requirements in a timely manner.  Now that we have accomplished that goal, we are currently focusing our efforts in the following areas:

Profitability.

2010 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2011. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to continue being profitable as the economy recovers. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

Increasing and Strengthening Our Capital Position.

As of June 30, 2011, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by managing new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the six and three month periods ended June 30, 2011.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Results of Operations

Six and three months ended June 30, 2011 and 2010

General

The Company recorded net income, after tax provision, of $507,009 and net income available to common shareholders of $402,779, for the six months ended June 30, 2011, compared to a net loss, of $449,328 and a net loss available to common shareholders of $553,398 for the six months ended June 30, 2010.  Basic earnings per share were $0.23 for the first six months of 2011 compared to a loss per share of $0.31 in the first six months of 2010.  The increase in net income as compared to the same period in 2010 is primarily attributable to an increase in the Bank’s net interest margin and the partial reversal of the valuation allowance related to the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the six and three month periods ended June 30, 2011.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the six months ended June 30, 2011, our net interest margin was 3.57% compared to 3.14% at June 30, 2010.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

The Company recorded net income, after tax provision, of $60,607 and net income available to common shareholders of $8,412, for the three months ended June 30, 2011, compared to a net loss, of $415,015 and a net loss available to common shareholders of $489,415 for the three months ended June 30, 2010.  Basic earnings per share were $0.01 for the second quarter of 2011 compared to a loss per share of $0.28 in the second quarter of 2010.  The increase in net income as compared to the same period in 2010 is primarily the result of the loss on sale of our administrative building of $174,047 in the prior period which did not occur in the current year in addition to the decrease in loss on sale of other real estate of $52,991 compared to the same period in 2010. The increase in net income as compared to the same period in 2010 is also attributable to an increase in the Bank’s net interest margin. For the three months ended June 30, 2011, our net interest margin was 3.64% compared to 3.01% at June 30, 2010.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin. The increase in net income also resulted from a $274,049 increase in noninterest income offset by a $37,113 decrease in noninterest expense during the three months ended June 30, 2011 compared to the same period in 2010.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2011 and 2010 were 3.57% and 3.14%, respectively.  Our annualized net interest margins for the three months ended June 30, 2011 and 2010 were 3.64% and 3.01%, respectively.

Net interest income was $2,143,498 during the six months ended June 30, 2011, compared to $2,050,295 for the same period in 2010.  Interest income of $2,811,983 for the six months ended June 30, 2011 included $2,420,336 on loans, $380,854 on investment securities and $10,793 on federal funds sold and other.  The decrease of $384,480 in interest income for the six months ended June 30, 2011 compared to the same period last year was primarily due to a 15.4% reduction in average loan portfolio. Total interest expense of $668,485 for the six months ended June 30, 2011 included $625,281 related to deposit accounts and $43,204 on Federal Home Loan Advances and other borrowings. Interest expense decreased from $1,146,168 for the six months ended June 30, 2010 to $668,485 for the six months ended June 30, 2011, largely due to a 11.6% decrease in the average interest bearing deposits.

Net interest income was $1,096,712 for the quarter ended June 30, 2011, compared to $993,409 for the same period in 2010.  Interest income of $1,414,318 for the quarter ended June 30, 2011 included $1,200,647 on loans, $207,547 on investment securities and $6,124 on federal funds sold and other.  Total interest expense of $317,606 for the quarter ended June 30, 2011 included $294,801 related to deposit accounts and $22,805 on Federal Home Loan Advances and other borrowings.

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

Our provision for loan losses for the six months ended June 30, 2011 was $259,000, a decrease of $157,609, or 37.83% over our provision of $416,609 for the six months ended June 30, 2010. Our provision for loan losses for the three months ended June 30, 2011 was $190,000 a decrease of $40,000, or 17.39% over our provision of $230,000 for the three months ended June 30, 2010.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the six months ended June 30, 2011 was $233,384, compared to $(22,143) for the same period in 2010.  Noninterest income for the six months ended June 30, 2011 consisted primarily of service charges on deposit accounts of $142,306 gains on sale of investment securities of $30,857, and mortgage loan origination fees of $19,538 offset by a loss on sale of other real estate owned of $16,448.  Noninterest income for the six months ended June 30, 2010 consisted primarily of service charges on deposit accounts of $121,332, gains on sale of investment securities of $51,465, and mortgage loan origination fees of $23,939 offset by loss on sale of other assets of $174,047. The increase of $255,527 in noninterest income compared to the same period in 2010 is primarily the result of the loss on sale of our administrative building of $174,047 in the prior period which did not occur in the current year. The increase in noninterest income for six months ended June 30, 2011 is also attributable to the increase of $20,974 in service charges on deposit accounts and the decrease in loss on sale of other real estate of $52,991 compared to the same period in 2010.

Noninterest income for the three months ended June 30, 2011 was $112,672, compared to $(161,377) for the three months ended June 30, 2010.  Noninterest income for the quarter ended June 30, 2011 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gains on sale of investment securities. The increase of $274,049 in noninterest income compared to the same period in 2010 is primarily the result of the loss on sale of our administrative building of $174,047 in the prior period which did not occur in the current year. The increase in noninterest income for three months ended June 30, 2011 is also attributable to the increase of $30,857 in gains on sale of investment securities and the increase of $7,099 in service charges on deposit accounts and the decrease in loss on sale of other real estate of $52,991 compared to the same period in 2010.

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

The November 2010 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions.  The current impact of the change from Regulation E resulted in a reduction of approximately 47% of such overdraft fees for the six months ended June 30, 2011 compared to the same period in 2010.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2011 and 2010.

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$828,326	$891,350	$393,041	$434,199
Occupancy and equipment	438,533	390,651	225,416	200,234
Data processing and related costs	179,575	193,200	91,761	99,020
Marketing, advertising and shareholder communications	32,774	45,736	22,445	25,523
Legal and audit	111,510	122,473	74,833	55,101
Other professional fees	17,309	73,375	7,083	55,555
Supplies, postage and telephone	25,498	21,225	16,352	10,995
Insurance	22,977	8,230	11,489	7,079
Credit related expenses	1,296	32,804	6,819	9,965
Courier and armored carrier service	1,265	2,547	633	1,170
Regulatory fees and FDIC insurance	157,996	243,507	66,026	119,942
Other real estate owned expense	98,847	20,742	27,405	9,853
Other	93,439	15,031	36,631	(11,589)
Total noninterest expense	$2,009,345	$2,060,871	$979,934	$1,017,047

The most significant component of noninterest expense is compensation and benefits, which totaled $828,326 for the six months ended June 30, 2011, compared to $891,350 for the six months ended June 30, 2010. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance decreased from $243,507 for the six months ended June 30, 2010 to $157,996 for the six months ended June 30, 2011 due to a special assessment in the prior year and the decrease in deposit transaction accounts compared to the same period in 2010. Included in the FDIC assessments for the six months ended June 30, 2010 was a one time FDIC insurance premium charge to the Bank in 2010.  This was expensed in June 2010 and paid June 30, 2010. Other real estate expenses increased from $20,742 for the six months ended June 30, 2010, to $98,847 for the six months ended June 30, 2011 as a result of an increase in the number of real estate owned during the year. Salaries and employee benefits totaled $393,041 for the three months ended June 30, 2011, compared to $434,199 for the three months ended June 30, 2010.  The decrease is primarily related to staff reductions.  Regulatory fees and FDIC assessment decreased from $119,942 for the three months ended June 30, 2010 to $66,026 for the three months ended June 30, 2011, primarily due to a special assessment in the prior year and the decrease in deposit transaction accounts compared to the same period in 2010. Included in the FDIC assessments for the three months ended June 30, 2010 was a one time FDIC insurance premium charge to the Bank in 2010.  This was expensed in June 2010 and paid June 30, 2010.

Income Tax Benefit

The Company reported taxable income for the six months ended June 30, 2011.  The Company did not have taxable income for the six months ended June 30, 2010. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current period.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Balance Sheet Review

General

At June 30, 2011, total assets were $121,169,085, compared to $121,176,715 at December 31, 2010, a decrease of $7,630, or .01%.  The slight decrease in assets resulted from a decrease in loans of approximately $4.9 million offset by the increase in investment securities of approximately $5.2 million. Gross loans totaled $85,441,699 and investment securities were $27,109,390 at June 30, 2011.

Deposits totaled $106,022,008 at June 30, 2011 and $106,585,992 at December 31, 2010.  Federal Home Loan Bank Advances were $3,000,000 at June 30, 2011 and December 31, 2010.  Shareholders’ equity was $11,917,433 and $11,176,648 at June 30, 2011 and December 31, 2010, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at June 30, 2011 were $85,441,699, or

76.0% of interest-earning assets and 70.5% of total assets, compared to $90,335,609, or 81.6% of interest-earning assets and 74.5% of total assets, at December 31, 2010.

Loans secured by real estate mortgages comprised approximately 89.70% of loans outstanding at June 30, 2011 and 88.23% at December 31, 2010. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 8.97% and 10.22% of our loan portfolio at June 30, 2011 and December 31, 2010, respectively.  Our construction and development loans represented approximately 10.77% and 13.37% of our loan portfolio at June 30, 2011 and December 31, 2010, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$9,198,778	10.77%	$12,076,019	13.37%
Commercial	29,033,160	33.98	27,636,367	30.59
Residential mortgages	14,452,905	16.91	14,450,685	16.00
Home equity lines	23,954,403	28.04	25,538,314	28.27
Total real estate	76,639,246	89.70	79,701,385	88.23

Commercial	7,666,804	8.97	9,234,855	10.22
Consumer	1,135,649	1.33	1,399,369	1.55
Gross loans	85,441,699	100%	90,335,609	100%
Less allowance for loan losses	(1,443,234)		(1,552,061)
Total loans, net	$83,998,465		$88,783,548

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2011 and 2010 is presented below:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of the period	$1,552,061	$1,498,937
Provision for loan losses	259,000	416,609
Loans charged-off	(369,327)	(280,645)
Recoveries of loans previously charged-off	1,500	5,253
Balance at end of the period	$1,443,234	$1,640,154

The allowance for loan losses was $1,443,234 and $1,552,061 as of June 30, 2011 and December 31, 2010, respectively, and represented 1.69% and 1.72% of outstanding loans at June 30, 2011 and December 31, 2010, respectively.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $1,999,891 and $2,251,261 in impaired loans at June 30, 2011 and December 31, 2010, respectively.  The valuation allowances related to impaired loans totaled $192,014 and $224,935 at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011 and December 31, 2010, nonaccrual loans totaled $1,660,446 and $1,417,289, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2011 and December 31, 2010 were $106,022,008 and $106,585,992, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended June 30, 2011 (annualized) and the year ended December 31, 2010.

	June 30, 2011		December 31, 2010
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$9,194,185	—%	$9,954,508	—%
Interest-bearing checking	4,995,966	0.29	4,471,063	0.33
Money market	51,409,859	1.10	42,431,506	1.58
Savings	933,594	0.28	894,561	0.45
Time deposits less than $100,000	24,991,904	1.35	28,234,323	2.03
Time deposits $100,000 and over	19,922,710	1.72	33,789,178	2.03
Total	$111,448,218	1.23%	$119,775,139	1.78%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $88,712,258 and $85,189,016 at June 30, 2011 and December 31, 2010, respectively. Our loan-to-deposit ratio was 80.59% and 84.75% at June 30, 2011 and December 31, 2010, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit as a funding source in 2011 and 2010 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at June 30, 2011.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2011 and December 31, 2010, we had $3,000,000 outstanding at an interest rate of 2.62% with a maturity date of February 25, 2013.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $9,720,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

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

At June 30, 2011, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,300,000 in unsecured federal funds on a one to ten day basis, $2,500,000 in unsecured federal funds on a one to fourteen day basis and $3,750,000 in unsecured federal funds on a one to twenty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At June 30, 2011 and December 31, 2010, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 24.45% at June 30, 2011 compared to 21.21% as of December 31, 2010.  At June 30, 2011, $6,061,882 of our investment securities were pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2011.  We plan to continue reducing brokered time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $11,917,433 at June 30, 2011, an increase of $740,785 from $11,176,648 at December 31, 2010.  The increase is primarily due to the net income for the period of $507,009.

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

The following table sets forth the Bank’s capital ratios at June 30, 2011 and December 31, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital (to risk-weighted assets)	$12,921	15.31%	$6,754	8.00%	$8,442	10.00%
Tier 1 capital (to risk-weighted assets)	11,861	14.05%	3,377	4.00%	5,065	6.00%
Tier 1 capital (to average assets)	11,861	9.39%	5,051	4.00%	6,314	5.00%

December 31, 2010
Total capital (to risk-weighted assets)	$12,538	14.09%	$7,117	8.00%	$8,896	10.00%
Tier 1 capital (to risk-weighted assets)	11,421	12.84%	3,558	4.00%	5,338	6.00%
Tier 1 capital (to average assets)	11,421	9.16%	4,989	4.00%	6,237	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of June 30, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

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

At June 30, 2011 and December 31, 2010, we had issued commitments to extend credit of approximately $12,266,000 and $11,091,000, respectively, through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000 at June 30, 2011 and December 31, 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.