Form 10-Q
period 2011-09-30
Congaree Bancshares Inc
filed 2011-11-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 10, 2011.

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets - September 30, 2011 (Unaudited) and December 31, 2010	2

	Consolidated Condensed Statements of Operations - Nine months and three months ended September 30, 2011 and 2010 (Unaudited)	3

	Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) — Nine months ended September 30, 2011 and 2010 (Unaudited)	4

	Consolidated Condensed Statements of Cash Flows — Nine months ended September 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	(Removed and Reserved)	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

CONGAREE BANCSHARES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2011 (unaudited)	December 31, 2010
Cash and due from banks	$3,562,472	$2,771,515
Federal funds sold	—	2,280,000
Total cash and cash equivalents	3,562,472	5,051,515

Securities available-for-sale	27,577,201	20,776,657
Securities held-to-maturity (estimated fair value of $1,133,220 at December 31, 2010)	—	1,143,249
Non-marketable equity securities	626,000	474,300
Loans receivable	87,767,430	90,335,609
Less allowance for loan losses	1,499,902	1,552,061
Loans, net	86,267,528	88,783,548

Premises, furniture and equipment, net	700,363	753,709
Accrued interest receivable	498,402	503,753
Other real estate owned	3,226,746	3,293,167
Other assets	569,551	396,817
Total assets	$123,028,263	$121,176,715
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,530,223	$9,291,900
Interest-bearing transaction accounts	4,717,864	4,053,594
Savings and money market	50,757,576	46,281,198
Time deposits $100,000 and over	14,546,540	21,396,976
Other time deposits	22,703,032	25,562,324
Total deposits	103,255,235	106,585,992

Federal Home Loan Bank advances	7,000,000	3,000,000
Accrued interest payable	22,109	44,059
Other liabilities	372,729	370,016
Total liabilities	110,650,073	110,000,067

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized: Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at September 30, 2011 and December 31, 2010	3,191,865	3,167,722
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at September 30, 2011 and December 31, 2010	173,240	175,538
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at September 30, 2011 and December 31, 2010	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(9,021,516)	(9,466,226)
Accumulated other comprehensive income (loss)	328,633	(406,354)

Total shareholders’ equity	12,378,190	11,176,648
Total liabilities and shareholders’ equity	$123,028,263	$121,176,715

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$3,647,657	$4,195,926	$1,227,321	$1,367,104
Securities available for sale, taxable	556,176	541,759	175,322	185,279
Federal funds sold and other	14,485	14,698	3,692	3,537

Total interest income	4,218,318	4,752,383	1,406,335	1,555,920

Interest expense:
Time deposits $100,000 and over	234,257	570,422	64,614	160,568
Other deposits	647,510	996,638	191,872	302,813
Other borrowings	67,268	63,184	24,064	20,695

Total interest expense	949,035	1,630,244	280,550	484,076

Net interest income	3,269,283	3,122,139	1,125,785	1,071,844

Provision for loan losses	529,000	671,109	270,000	254,500

Net interest income after provision for loan losses	2,740,283	2,451,030	855,785	817,344

Noninterest income:
Service charges on deposit accounts	223,384	197,716	81,078	76,384
Residential mortgage origination fees	19,713	51,090	175	27,151
Gain on sale of securities	162,960	265,148	132,103	213,683
Loss on sale of other assets	—	(174,047)	—	—
Loss on sale of other real estate owned	(28,054)	(69,439)	(11,606)	—
Other	75,732	28,273	18,601	3,666
Total noninterest income	453,735	298,741	220,351	320,884

Noninterest expenses:
Salaries and employee benefits	1,209,810	1,350,219	381,484	458,869
Net occupancy	369,379	322,841	125,425	125,580
Furniture and equipment	287,592	296,241	93,013	102,851
Professional fees	183,613	310,893	57,294	115,939
Regulatory fees and FDIC assessment	190,327	348,046	32,331	104,539
Other real estate owned expense	210,209	39,752	111,362	22,034
Other operating	538,723	463,271	179,399	140,580

Total noninterest expense	2,989,653	3,131,263	980,308	1,070,392

Income (loss) before income taxes	204,365	(381,492)	95,828	67,836
Income tax benefit (expense)	396,609	—	(1,863)	—

Net income (loss)	600,974	(381,492)	93,965	67,836

Net accretion of preferred stock to redemption value	21,845	21,848	7,280	7,283
Preferred dividends accrued	134,419	138,920	44,754	49,415

Net income (loss) available to common shareholders	$444,710	$(542,260)	$41,931	$11,138

Income (loss) per common share

Basic and diluted income (loss) per common share	$0.25	$(0.31)	$0.03	$0.01

Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

Nine months ended September 30, 2011 and 2010 (Unaudited)

	Preferred Stock		Common Stock		Capital	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323

Accretion of Series A discount on preferred stock		24,143				(24,143)		—
Amortization of Series B premium on preferred stock		(2,295)				2,295		—
Dividends accrued on preferred stock						(138,920)		(138,920)
Net loss						(381,492)		(381,492)
Other comprehensive income, net of taxes of $47,150							88,720	88,720

Comprehensive loss								(292,772)

Stock and warrant compensation expense					26,413			26,413

Balance, September 30, 2010	3,449	$3,335,977	1,764,439	$17,644	$17,685,353	$(9,501,788)	$253,858	$11,791,044

Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		24,144				(24,144)		—
Amortization of Series B premium on preferred stock		(2,299)				2,299		—
Dividends accrued on preferred stock						(134,419)		(134,419)
Net income						600,974		600,974
Other comprehensive income, net of taxes of ($376,444)							734,987	734,987

Comprehensive income								1,335,961

Balance, September 30, 2011	3,449	$3,365,105	1,764,439	$17,644	$17,688,324	$(9,021,516)	$328,633	$12,378,190

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities
Net income (loss)	$600,974	$(381,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	529,000	671,109
Deferred income tax benefit	(408,984)	—
Depreciation and amortization expense	151,749	173,545
Discount accretion and premium amortization	136,233	44,230
Stock and warrant compensation expense	—	26,413
(Increase) decrease in accrued interest receivable	5,351	(5,826)
Decrease in accrued interest payable	(21,950)	(20,114)
Gain from sale of securities available-for-sale	(162,960)	(265,148)
Loss from sale of premises, furniture and equipment	—	174,047
Losses and write downs on sales of other real estate	58,948	84,439
(Increase) decrease in other assets	(140,434)	51,520
Increase in other liabilities	190,606	45,408
Net cash provided by operating activities	938,533	598,131

Cash flow from investing activities
Proceeds from maturities/calls of securities available-for-sale	5,086,522	8,586,685
Proceeds from sale of securities available-for-sale	10,782,283	4,608,513
Purchase of securities available-for-sale	(21,593,325)	(17,124,549)
Purchase of securities held-to-maturity	—	(699,230)
Proceeds from sale of securities held to maturity	1,205,623
Purchase of other investments	(170,700)
Proceeds from sale and redemption of other investments	19,000	—
Net decrease in loans receivable	1,454,009	7,550,174
Proceeds from sale of premises, furniture and equipment	—	2,308,291
Purchase of premises, furniture and equipment	(98,403)	(26,695)
Proceeds from sale of other real estate	540,484	332,572
Net cash provided (used) by investing activities	(2,774,507)	5,535,761

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	1,238,323	(2,127,634)
Decrease in interest-bearing deposits	(4,569,080)	(10,096,740)
Increase in borrowings from FHLB	4,000,000
Increase in securities sold under agreements to repurchase	—	825,297
Dividends paid on preferred stock	(322,312)	—

Net cash provided (used) by financing activities	346,931	(11,399,077)

Net (decrease) in cash and cash equivalents	(1,489,043)	(5,265,185)

Cash and cash equivalents at beginning of the period	5,051,515	12,451,491

Cash and cash equivalents at end of the period	$3,562,472	$7,186,306

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$970,985	$1,650,358
Transfer of loans to other real estate	$533,011	$639,984
Reclassification of securities to held-to-maturity	$3,165	$3,165

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Condensed Financial Statements

Note 1 — Business and Basis of Presentation

Business Activity and Organization

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act and to own and control all of the capital stock of Congaree State Bank (the “Bank”).  The Bank is a state chartered bank organized under the laws of South Carolina.  The Bank primarily is engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2011.

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

Income (Loss) Per Common Share

All income (loss) per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the U.S. Treasury under the Capital Purchase Program (the “CPP”). The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income (loss) per common share are computed below for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Basic net income (loss) per common share computation:
Net income (loss) available to common shareholders	$444,710	$(542,260)	$41,931	$11,138
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income (loss) per common share	$0.25	$(0.31)	$0.03	$0.01

Diluted net income (loss) per common share computation:
Net income (loss) available to common shareholders	$444,710	$(542,260)	$41,931	$11,138
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income (loss) per common share	$0.25	$(0.31)	$0.03	$0.01

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Change in unrealized gains on securities available for sale	$1,274,391	$399,572	$754,434	$209,431
Reclassification adjustment for gains realized in net income (loss)	(162,960)	(265,148)	(132,103)	(213,683)
Net change in unrealized gains on securities	1,111,431	134,424	622,331	(4,252)
Tax effect	376,444	(45,704)	(210,785)	1,446
Net-of-tax amount	$734,987	$88,720	$411,546	$(2,806)

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or September 30, 2011, and determined that no subsequent events occurred requiring accrual or disclosure.

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

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 6.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Note 4 - Fair Value Measurements – continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$3,562,472	$3,562,472	$2,771,515	$2,771,515
Federal funds sold	—	—	2,280,000	2,280,000
Securities available-for-sale	27,577,201	27,577,201	20,776,657	20,776,657
Securities held-to-maturity	—	—	1,143,249	1,133,220
Nonmarketable equity securities	626,000	626,000	474,300	474,300
Loans receivable, net	86,267,528	85,743,030	88,783,548	88,091,769
Accrued interest receivable	498,402	498,402	503,753	503,753

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,005,663	66,005,663	59,626,692	59,626,692
Certificates of deposit and other time deposits	37,249,572	37,620,868	46,959,300	47,362,426
Federal Home Loan Bank advances	7,000,000	7,043,723	3,000,000	2,892,056
Accrued interest payable	22,109	22,109	44,059	44,059

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,674,000	$—	$10,965,617	$—
Financial standby letters of credit	125,000	—	125,000	—

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets, and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Note 4 - Fair Value Measurements - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$13,412,413	$—	$13,412,413	$—
Mortgage-backed securities	6,347,238	—	6,347,238	—
State, county and municipals	7,817,550	—	7,817,550	—

Total assets	$27,577,201	$—	$27,577,201	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$15,843,864	$—	$15,843,864	$—
Mortgage-backed securities	2,118,254	—	2,118,254	—
State, county and municipals	2,814,539	—	2,814,539	—

Total assets	$20,776,657	$—	$20,776,657	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,960,645	$—	$1,960,645	$—
Other real estate owned	3,226,746	—	3,226,746	—

Total assets	$5,187,391	$—	$5,187,391	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,026,326	$—	$2,026,326	$—
Other real estate owned	3,293,167	—	3,293,167	—

Total assets	$5,319,493	$—	$5,319,493	$—

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,170,787 at September 30, 2011 with a valuation allowance of $210,142.  Impaired loans had a carrying value of $2,251,261 at December 31, 2010 with a valuation allowance of $224,935.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,226,746 at September 30, 2011 and $3,293,167 at December 31, 2010.  There was approximately $122,632 and $69,439 in write downs and loss on sales of other real estate owned during the nine months ended September 30, 2011 and 2010, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2011
Government sponsored enterprises	$13,284,298	$130,871	$2,756	$13,412,413
Mortgage-backed securities	6,240,636	106,602	—	6,347,238
State, county and municipal	7,554,585	262,965	—	7,817,550

	$27,079,519	$500,438	$2,756	$27,577,201

December 31, 2010
Government sponsored enterprises	$16,240,270	$14,333	$410,739	$15,843,864
Mortgage-backed securities	2,151,089	8,107	40,942	2,118,254
State, county and municipal	2,999,285	75	184,821	2,814,539

	$21,390,644	$22,515	$636,502	$20,776,657

The amortized cost and estimated fair values of securities held-to-maturity were:

There were no securities held-to-maturity at  September 30, 2011.

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
State, county and municipal	$1,143,249	$—	$10,029	$1,133,220

	$1,143,249	$—	$10,029	$1,133,220

Proceeds from sales of available-for-sale securities were $10,782,283 and $4,608,513 for the nine month periods ended September 30, 2011 and 2010, respectively.  Gross gains of $97,501 and $265,148 were recognized on those sales for the nine month periods ended September 30, 2011 and 2010, respectively.  Proceeds from sales of held to maturity securities were $1,205,623 for the nine month period ended September 30, 2011.  Gross gains of $65,459 were recognized on those sales for the nine months ended September 30, 2011.  There were no sales of held to maturity securities in 2010.

Proceeds from sales of available-for-sale securities were $4,480,244 and $3,243,992 for the three months ended September 30, 2011 and 2010 respectively.  Gross gains of $66,644 and $213,683 were recognized on those sales for the three months ended September 30, 2011 and 2010, respectively.  There were no sales of held to maturity securities for the three months ended September 30, 2010.

The amortized costs and fair values of investment securities at September 30, 2011, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

Note 5 - Investment Securities – continued

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
September 30, 2011
Due within one year	$—	$—	$—	$—
Due after one through five years	901,174	908,082	—	—
Due after five through ten years	8,808,586	8,944,208	—	—
Due after ten years	17,369,759	17,724,911	—	—

Total securities	$27,079,519	$27,577,201	$—	$—

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Government sponsored enterprises	$708,270	$2,756	$—	$—	$708,270	$2,756
Mortgage-backed securities	—	—	—	—	—	—
State, county and municipal	—	—	—	—	—	—

	$708,270	$2,756	$—	$—	$708,270	$2,756

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
Government sponsored enterprises	$13,454,861	$410,739	$—	$—	$13,454,861	$410,739
Mortgage-backed securities	1,165,950	40,942	—	—	1,165,950	40,942
State, county and municipal	1,936,006	184,821	—	—	1,936,006	184,821

	$16,556,817	$636,502	$—	$—	$16,556,817	$636,502

Note 5 - Investment Securities – continued

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011
Government sponsored enterprises	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010
State, county and municipal	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

	$1,133,220	$10,029	$—	$—	$1,133,220	$10,029

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at September 30, 2011 or December 31, 2010.

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

At September 30, 2011 and December 31, 2010, securities with estimated fair value of $5,916,109 and $3,212,762, respectively, were pledged to secure public deposits as required by law.

Note 6 – Loans Receivable

Major classifications of loans receivable are summarized as follows:

	September 30, 2011	December 31, 2010
Real estate – mortgage	$69,969,047	$67,625,366
Real estate - construction	7,994,487	12,076,019
Commercial and industrial	8,638,489	9,234,855
Consumer and other	1,165,407	1,399,369

Total gross loans	$87,767,430	$90,335,609

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

Note 6 – Loans Receivable – continued

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2011:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential-
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$7,188,107	$5,750,448	$28,650,890	$25,117,836	$7,733,336	$74,440,617
Special mention	833,469	805,527	1,856,245	465,988	1,855,335	5,816,564
Substandard or worse	616,913	1,438,512	1,945,710	1,303,798	1,039,909	6,344,842

Total	$8,638,489	$7,994,487	$32,452,845	$26,887,622	$10,628,580	$86,602,023

	Consumer-
	Other	Consumer-Auto	Total
Performing	$777,120	$319,887	$1,097,007
Nonperforming	68,400	—	68,400

Total	$845,520	$319,887	$1,165,407

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2010:

		Commercial
		Real Estate	Commercial Real	Residential-	Residential
	Commercial	Construction	Estate - Other	Prime	Subprime	Total
Grade:
Pass	$7,374,129	$7,860,668	$22,834,938	$27,731,483	$8,417,454	$74,218,672
Special mention	1,011,261	1,125,410	2,756,133	163,430	1,650,840	6,707,074
Substandard or worse	849,465	3,089,941	2,045,296	1,184,031	841,761	8,010,494

Total	$9,234,855	$12,076,019	$27,636,367	$29,078,944	$10,910,055	$88,936,240

	Consumer-
	Other	Consumer-Auto	Total
Performing	$840,124	$559,245	$1,399,369
Nonperforming	—	—	—

Total	$840,124	$559,245	$1,399,369

The following is an aging analysis of our loan portfolio at September 30, 2011:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing
Commercial	$—	$—	$18,430	$18,430	$8,620,059	$8,638,489	$—
Commercial real estate:
Construction	181,350	—	791,595	972,945	7,021,542	7,994,487	—
Other	—	—	341,741	341,741	32,111,104	32,452,845	—
Consumer:
Other	68,603	—	—	68,603	1,096,804	1,165,407	—
Residential	—	—	304,099	304,099	37,212,103	37,516,202	—

Total	$249,953	$—	$1,455,865	$1,705,818	$86,061,612	$87,767,430	$—

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at December 31, 2010:

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days
	Past Dues	Past Dues	90 Days	Past Due	Current	Receivable	and Accruing

Commercial	$18,430	$93,797	$48,836	$161,063	$9,073,797	$9,234,855	$—
Commercial real estate:
Construction	—	—	269,730	269,730	11,806,289	12,076,019	—
Other	236,270	—	70,769	307,039	27,329,328	27,636,367	—
Consumer:
Other	123,835	2,567	—	126,402	1,272,967	1,399,369	—
Residential	370,661	201,090	18,691	590,442	39,398,557	39,988,999	—

Total	$749,196	$297,454	$408,026	$1,454,676	$88,880,933	$90,335,609	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	September 30, 2011	December 31, 2010

Commercial	$18,430	$210,532
Commercial real estate:
Commercial real estate construction	791,595	781,629
Commercial real estate - other	341,741	70,769

Consumer	68,400	—
Residential:
Residential - prime	435,099	326,580
Residential — subprime	—	27,779

Total	$1,655,265	$1,417,289

Transactions in the allowance for loan losses are summarized below:

	September 30, 2011	December 31, 2010	September 30, 2010

Balance, beginning of period	$1,552,061	$1,498,937	$1,498,937
Provision charged to operations	529,000	853,109	671,109
Loans charged-off	(582,659)	(809,338)	(332,496)
Recoveries of loans previously charged-off	1,500	9,353	7,853

Balance, end of period	$1,499,902	$1,552,061	$1,845,403

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2011:

		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
Allowance for loan losses:
Beginning balance	$407,111	$444,195	$19,211	$646,452	$35,092	$1,552,061
Charge-offs	(192,528)	(9,330)	(53,902)	(326,899)	—	(582,659)
Recoveries	1,500	—	—	—	—	1,500
Provisions	42,950	113,313	96,800	268,538	7,399	529,000

Ending balance	$259,033	$548,178	$62,109	$588,091	$42,491	$1,499,902

Ending balances:
Individually evaluated for impairment	$—	$147,457	$16,807	$45,878	$—	$210,142

Collectively evaluated for impairment	$259,033	$400,721	$45,302	$542,213	$42,491	$1,289,760

Loans receivable:
Ending balance - total	$8,638,489	$40,447,332	$1,165,407	$37,516,202	$—	$87,767,430

Ending balances:
Individually evaluated for impairment	$18,430	$1,648,859	$68,400	$435,098	$—	$2,170,787

Collectively evaluated for impairment	$8,620,059	$38,798,473	$1,097,007	$37,081,104	$—	$85,596,643

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

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2011:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$18,430	$18,430	$—	$18,430	$267
Commercial real estate - construction	791,595	791,595	—	789,049	7,555
Commercial real estate - other	99,364	99,364	—	98,490	594
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	—	—	—	—	—

With an allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate - construction	515,522	515,522	7,680	513,952	21,692
Commercial real estate - other	242,377	387,237	139,777	243,211	7,560
Consumer	68,400	68,400	16,807	137,809	2,147
Residential -prime	—	—	—	—	—
Residential- subprime	435,099	435,099	45,878	308,650	184

Total:
Commercial	18,430	18,430	—	18,430	267
Commercial real estate - construction	1,307,117	1,307,117	7,680	1,303,001	29,247
Commercial real estate - other	341,741	486,601	139,777	341,701	8,154
Consumer	68,400	68,400	16,807	137,809	2,147
Residential -prime	—	—	—	—	—
Residential- subprime	435,099	435,099	45,878	308,650	184
Total	$2,170,787	$2,315,647	$210,142	$2,109,591	$39,999

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2010:

	Current	Unpaid		Average	Interest
	Carrying	Principal	Related	Recorded	Income
	Balance	Amount	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$9,241	$9,241	$—	$16,998	$560
Commercial real estate - construction	1,050,819	1,050,819	—	1,029,206	43,535
Commercial real estate - other	—	—	—	—	—
Consumer	—	—	—	—	—
Residential -prime	—	—	—	—	—
Residential- subprime	30,381	30,381	—	30,574	1,548

With an allowance recorded:
Commercial	239,617	266,518	162,956	278,112	12,585
Commercial real estate - construction	519,121	520,507	9,897	525,284	8,283
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	296,199	296,199	12,199	292,430	19,327

Total:
Commercial	248,858	275,759	162,956	295,110	13,145
Commercial real estate - construction	1,569,940	1,571,326	9,897	1,554,490	51,818
Commercial real estate - other	70,769	199,942	4,769	196,659	1,107
Consumer	16,423	16,423	16,423	7,208	613
Residential -prime	18,691	18,691	18,691	18,679	692
Residential- subprime	326,580	326,580	12,199	323,004	20,875
Total	$2,251,261	$2,408,721	$224,935	$2,395,150	$88,250

Note 6 – Loans Receivable – continued

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At September 30, 2011 and December 31, 2010, we had six loans totaling $1,667,000 and one loan totaling $131,000, respectively, which we considered as TDRs.  During the nine months ended September 30, 2011, we modified five loans that were considered to be TDRs.   We extended the terms for three of these loans and the interest rate was lowered for three of these loans.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, we have not restored any nonaccrual loan classified as a TDR to accrual status.  We believe that all of our modified loans meet the definition of a TDR.

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, we identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $1.6 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $36.4 thousand.  In the determination of the allowance for loan losses, management considers TDRs on  loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Note 6 – Loans Receivable – continued

The following table summarizes the recorded investment in our TDRs before and after their modification during the respective period.

	For the nine months ended September 30, 2011			For the three months ended September 30, 2011
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial Real Estate- Construction	3	$1,294	$1,307	—	$—	$—
Commercial Real Estate - Other	—	$—	$—	—	$—	$—
Commercial	1	$41	$37	—	$—	$—
Consumer - Other	1	$201	$68	—	$—	$—
Residential - Prime	—	$—	$—	—	$—	$—
Residential - Subprime	1	$131	$131	1	$131	$131

	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	Investment	Contracts	Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period
Residential Real Estate	2	$792	—	$—
Consumer Loans	—	—	—	—
Commercial Business	—	—	—	—
Commercial Real Estate	—	—	—	—
Total	2	$792	—	$—

During the nine months ended September 30, 2011, 2 loans that had been previously restructured were in default, and none went into default in the current quarter.

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended September 30, 2011 and December 31, 2010 are summarized below:

	2011	2010

Balance, beginning of period	$3,293,167	$501,037
Additions	533,011	3,260,032
Sales	(476,800)	(332,572)
Write downs	(122,632)	(135,330)

Balance, end of period	$3,226,746	$3,293,167

Note 8 - Regulatory Matters

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, do not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of September 30, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions. For additional information on the Bank’s regulatory restrictions, including actions the Bank has taken in response to these regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

Note 9 - Dividends on Series A Preferred Stock Issued to Treasury

On January 9, 2009, as part of the CPP established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Series A Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Series B Preferred Stock has a dividend rate of 9% per year.  The Company paid $277,559 to the Treasury on May 15, 2011, which represented both a full quarterly dividend payment for the second quarter of 2011, as well as arrearages relating to interest and dividend payments previously deferred by the Company.  The Company also made a full quarterly dividend payment to the Treasury on August 12, 2011 in the amount of $44,752 and is current on its dividend obligations to Treasury.

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

•                  our efforts to maintain and strengthen our regulatory capital ratios;

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

•                  general economic conditions in the U.S., including the possibility of a prolonged period of limited economic growth; disruptions to the credit and financial markets; and contractions or limited growth in consumer spending or consumer credit;

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Since 2008, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  During the first nine months of 2011, there was a general expectation within the economic and business community that conditions, while slow by historical standards, were stabilizing and were expected to show continued improvement. However, as a result of U.S. government fiscal challenges and resulting downgrade of the U.S. government debt by Standard & Poor’s, continued volatility in European sovereign and bank debt, little to no improvement in domestic employment conditions, and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) during the third quarter of 2011, an increasing number of economists began predicting more negative economic forecasts and the possibility of a “double-dip” recession.  There can be no assurance that these unprecedented negative developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the nine and three month periods ended September 30, 2011 and 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.

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

•                  The Bank shall maintain a minimum Tier 1 Leverage Capital ratio of 8% and a Total Risk-Based Capital ratio of at least 10% and maintain a well-capitalized designation. In the event that the Bank’s capital falls below these minimums, the Bank shall notify the supervisory authorities and shall increase capital in an amount sufficient to meet the minimum ratio required by this provision within 90 days. The Bank shall not pay dividends without prior written consent of the supervisory authorities.

•                  The Bank shall eliminate and/or correct all violations of law and regulation and contraventions of policy listed in the report of examination issued by the supervisory authorities. In addition, the Bank shall take all necessary steps to ensure future compliance with all applicable laws and regulations and polity statements.

The Board of Directors and management of the Bank believe the Bank is currently in [substantial] compliance with the foregoing requirements set forth by the supervisory authorities, and the Board of Directors and management will continue to work diligently to ensure the Bank remains in compliance with these requirements.  Failure to meet these requirements established by the supervisory authorities could result in additional regulatory requirements, which could result in regulators taking enforcement actions against the Bank.

Legislative Developments.  Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include:

•                  On July 21, 2010, the U.S. President signed into law the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

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

•                  On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF was May 16, 2011 and, based on the program criteria, we did not participate in the SBLF.

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

•                  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.   Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debt card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions is October 1, 2011.  The results of these final rules may impact our interchange income from debit card transactions in the future.

•                  On September 21, 2011, the FOMC announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of 3 years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

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

Profitability.

The year ending December 31, 2010 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2011. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to continue being profitable as the economy recovers. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

Increasing and Strengthening Our Capital Position.

As of September 30, 2011, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by managing new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

Managing and Improving Asset Quality.

The economic recession and the deterioration of the housing and real estate markets have had an adverse effect on the credit quality of our loan portfolio. In response, our Bank intends to significantly reduce the amount of its non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  For example:

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

•                  We developed and now adhere to a plan for managing the loan concentrations. The plan provides management with the direction to create a portfolio mix that is in tune to the strengths of the Bank and opportunities in our market.

•                  We also developed a plan that focuses on the management of commercial and real estate concentrations and set board-approved limits to limit the growth of these type assets.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the nine and three month periods ended September 30, 2011.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Results of Operations

Nine and three months ended September 30, 2011 and 2010

General

The Company recorded net income, after tax provision, of $600,974 and net income available to common shareholders of $444,710, for the nine months ended September 30, 2011, compared to a net loss of $381,492 and a net loss available to common shareholders of $542,260 for the nine months ended September 30, 2010.  Basic earnings per share were $0.25 for the first nine months of 2011 compared to a loss per share of $0.31 in the first nine months of 2010.  The increase in net income as compared to the same period in 2010 is primarily attributable to an increase in the Bank’s net interest margin and the partial reversal of the valuation allowance related to the Company’s deferred tax asset.  As discussed above, the valuation allowance was established in 2009 and, as a result of the Company’s recent positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the nine and three month periods ended September 30, 2011.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the nine months ended September 30, 2011, our net interest margin was 3.66% compared to 3.22% at September 30, 2010.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

The Company recorded net income, after tax provision, of $93,965 and net income available to common shareholders of $41,931, for the three months ended September 30, 2011, compared to net income of $67,836 and net income available to common shareholders of $11,138 for the three months ended September 30, 2010.  Basic earnings per share were $0.03 for the third quarter of 2011 compared to earnings per share of $0.01 in the third quarter of 2010.  The increase in net income as compared to the same period in 2010 is primarily the result of an increase in the Bank’s net interest margin. For the three months ended September 30, 2011, our net interest margin was 3.83% compared to 3.37% at September 30, 2010.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2011 and 2010 were 3.66% and 3.22%, respectively.  Our annualized net interest margins for the three months ended September 30, 2011 and 2010 were 3.83% and 3.37%, respectively.

Net interest income was $3,269,283 during the nine months ended September 30, 2011, compared to $3,122,139 for the same period in 2010.  Interest income of $4,218,318 for the nine months ended September 30, 2011 included $3,647,657 on loans, $556,176 on investment securities and $14,485 on federal funds sold and other.  The decrease of $534,065 in interest income for the nine months ended September 30, 2011 compared to the same period last year was primarily due to a 15.4% reduction in average loan portfolio. Total interest expense of $949,035 for the nine months ended September 30, 2011 included $881,767 related to deposit accounts and $67,268 on Federal Home Loan Advances and other borrowings. Interest expense decreased from $1,630,244 for the nine months ended September 30, 2010 to $949,035 for the nine months ended September 30, 2011, largely due to a 11.6% decrease in the average interest bearing deposits.  The improvements are a result of improving the net interest margin.

Net interest income was $1,125,785 for the quarter ended September 30, 2011, compared to $1,071,844 for the same period in 2010.  Interest income of $1,406,335 for the quarter ended September 30, 2011 included $1,227,321 on loans, $175,322 on investment securities and $3,692 on federal funds sold and other.  Total interest expense of $280,550 for the quarter ended September 30, 2011 included $256,486 related to deposit accounts and $24,064 on Federal Home Loan Advances and other borrowings.

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

Our provision for loan losses for the nine months ended September 30, 2011 was $529,000, a decrease of $142,109 or 21.18% over our provision of $671,109 for the nine months ended September 30, 2010. Our provision for loan losses for the three months ended September 30, 2011 was $270,000, an increase of $15,500 or 6.09% over our provision of $254,500 for the three months ended September 30, 2010.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2011 was $453,735, compared to $298,741 for the same period in 2010.  Noninterest income for the nine months ended September 30, 2011 consisted primarily of service charges on deposit accounts of $223,384, gains on sale of investment securities of $162,960, rental income from other real estate owned of $65,453 (included in other operating income), and mortgage loan origination fees of $19,713 offset by a loss on sale of other real estate owned of $28,054.  Noninterest income for the nine months ended September 30, 2010 consisted primarily of gains on sale of investment securities of $265,148, service charges on deposit accounts of $197,716, and mortgage loan origination fees of $51,090 offset by loss on sale of other assets of $243,486. The increase of $154,994 in noninterest income compared to the same period in 2010 is primarily the result of the loss on sale of our administrative building of $174,047 in the prior period which did not occur in the current year. The increase in noninterest income for nine months ended September 30, 2011 is also attributable to the increase of $25,668 in service charges on deposit accounts and the decrease in loss on sale of other real estate of $41,385 compared to the same period in 2010. The gain on sale of investments was taken to reposition the investment portfolio and should not be expected in the future.  Noninterest income for the three months ended September 30, 2011 was $220,351, compared to $320,884 for the three months ended September 30, 2010.  Noninterest income for the quarter ended September 30, 2011 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gains on sale of investment securities. The decrease of $100,533 in noninterest income compared to the same period in 2010 is primarily the result of a decrease of $81,580 on the gain on sale of investment securities in 2011. The decrease in noninterest income for three months ended September 30, 2011 is also attributable to the increase in loss on sale of other real estate of $11,606 compared to the same period in 2010.  The gain on sale of investments was a one time occurrence and should not be expected in the future.

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

The Dodd-Frank Act, which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.  The results of these final rules may significantly impact our interchange income from debit card transactions in the future.  We believe this legislation also will ultimately impose significant new costs associated with compliance with new regulations as well as costs that will be passed in connection with increased regulatory oversight.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

The November 2010 amendment to Regulation E of the Electronic Fund Transfer Act, which was effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents to the overdraft service for those types of transactions.  The current impact of the change from Regulation E resulted in a reduction of approximately 47% of such overdraft fees for the nine months ended September 30, 2011 compared to the same period in 2010.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2011 and 2010.

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$1,209,810	$1,350,219	$381,484	$458,869
Occupancy and equipment	656,971	619,082	218,438	228,431
Data processing and related costs	255,968	282,173	76,393	88,973
Marketing, advertising and shareholder communications	36,343	55,949	3,569	10,213
Legal and audit	162,952	208,389	51,442	85,916
Other professional fees	20,661	103,397	5,852	30,022
Supplies, postage and telephone	56,495	27,736	30,997	6,511
Insurance	35,902	17,202	12,925	8,972
Credit related expenses	2,332	22,129	1,036	7,043
Courier and armored carrier service	1,897	3,140	632	593
Regulatory fees and FDIC insurance	190,327	348,046	32,331	104,539
Other real estate owned expense	210,209	39,752	111,362	22,034
Other	149,786	54,049	53,847	18,276
Total noninterest expense	$2,989,653	$3,131,263	$980,308	$1,070,392

The most significant component of noninterest expense is compensation and benefits, which totaled $1,209,810 for the nine months ended September 30, 2011, compared to $1,350,219 for the nine months ended September 30, 2010. The decrease is primarily related to staff reductions.  Regulatory fees and FDIC insurance decreased from $348,046 for the nine months ended September 30, 2010 to $190,327 for the nine months ended September 30, 2011 due to a  decrease in deposit transaction accounts compared to the same period in 2010.  Other real estate expenses increased from $39,752 for the nine months ended September 30, 2010, to $210,209 for the nine months ended September 30, 2011 as a result of an increase in the number of real estate owned during the year. Salaries and employee benefits totaled $381,484 for the three months ended September 30, 2011, compared to $458,869 for the three months ended September 30, 2010.  The decrease is primarily related to staff reductions.  Regulatory fees and FDIC assessment decreased from $104,539 for the three months ended September 30, 2010 to $32,331 for the three months ended September 30, 2011, primarily due to a change in the method used by the FDIC to assess deposit insurance from a deposit based assessment to an asset based assessment.

Income Tax Benefit

The Company reported taxable income for the nine months ended September 30, 2011.  The Company did not have taxable income for the nine months ended September 30, 2010. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current period.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  The income tax expense amount of $1,863 for the quarter was estimated state income tax payments that are not allowed to be offset by federal tax valuation allowance.

Balance Sheet Review

General

At September 30, 2011, total assets were $123,028,263, compared to $121,176,715 at December 31, 2010, an increase of $1,851,548, or 1.53%.  The slight increase in assets resulted from an increase in investment securities of approximately $5.7 million (including with a decrease in held to maturity securities), offset by a decrease in loans of approximately $2.5 million and a decrease in cash and cash equivalents of approximately $1.5 million. Gross loans totaled $87,767,430 and investment securities were $27,577,201 at September 30, 2011.

Deposits totaled $103,255,235 at September 30, 2011 and $106,585,992 at December 31, 2010.  Federal Home Loan Bank Advances were $7,000,000 and $3,000,000 at September 30, 2011 and December 31, 2010, respectively.  Shareholders’ equity was $12,378,190 and $11,176,648 at September 30, 2011 and December 31, 2010, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at September 30, 2011 were $87,767,430, or 76.8% of interest-earning assets and 71.3% of total assets, compared to $90,335,609, or 81.6% of interest-earning assets and 74.5% of total assets, at December 31, 2010.

Loans secured by real estate mortgages comprised approximately 88.84% of loans outstanding at September 30, 2011 and 88.23% at December 31, 2010. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 9.84% and 10.22% of our loan portfolio at September 30, 2011 and December 31, 2010, respectively.  Our construction and development loans represented approximately 9.11% and 13.37% of our loan portfolio at September 30, 2011 and December 31, 2010, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of  September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction and development and land	$7,994,487	9.11%	$12,076,019	13.37%
Commercial	32,452,845	36.98	27,636,367	30.59
Residential mortgages	13,752,645	15.67	14,450,685	16.00
Home equity lines	23,763,557	27.08	25,538,314	28.27
Total real estate	77,963,534	88.84	79,701,385	88.23

Commercial	8,638,489	9.84	9,234,855	10.22
Consumer	1,165,407	1.32	1,399,369	1.55
Gross loans	87,767,430	100%	90,335,609	100%
Less allowance for loan losses	(1,499,902)		(1,552,061)
Total loans, net	$86,267,528		$88,783,548

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the nine months ended September 30, 2011 and 2010 is presented below:

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of the period	$1,552,061	$1,498,937
Provision for loan losses	529,000	671,109
Loans charged-off	(582,659)	(332,496)
Recoveries of loans previously charged-off	1,500	7,853
Balance at end of the period	$1,499,902	$1,845,403

The allowance for loan losses was $1,499,902 and $1,552,061 as of September 30, 2011 and December 31, 2010, respectively, and represented 1.71% and 1.72% of outstanding loans at September 30, 2011 and December 31, 2010, respectively.

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

In addition, the current downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and the expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $2,170,787 and $2,251,261 in impaired loans at September 30, 2011 and December 31, 2010, respectively.  The valuation allowances related to impaired loans totaled $210,142 and $224,935 at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, nonaccrual loans totaled $1,655,265 and $1,417,289, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is not probable.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of September 30, 2011 and December 31, 2010 were $103,255,235 and $106,585,992, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended September 30, 2011 (annualized) and the year ended December 31, 2010.

	September 30, 2011		December 31, 2010
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$9,286,998	—%	$9,954,508	—%
Interest-bearing checking	4,969,085	0.27	4,471,063	0.33
Money market	50,904,897	1.04	42,431,506	1.58
Savings	925,995	0.28	894,561	0.45
Time deposits less than $100,000	24,458,851	1.32	28,234,323	2.03
Time deposits $100,000 and over	18,716,250	1.67	33,789,178	2.03

Total	$109,262,076	1.18%	$119,775,139	1.78%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $90,545,826 and $85,985,961 at September 30, 2011 and December 31, 2010, respectively. Our loan-to-deposit ratio was 85.00% and 84.75% at September 30, 2011 and December 31, 2010, respectively. Due to the competitive interest rate environment in our market, we utilized brokered certificates of deposit and wholesale certificate of deposit as a funding source in 2011 and 2010 when we were able to procure these certificates at interest rates less than those in the local market.  All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at September 30, 2011.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At September 30, 2011 and December 31, 2010, we had $7,000,000 and $3,000,000 outstanding, respectively.   The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $5,110,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$3,000,000	2/25/2008	2/25/2013	2.615%
1,000,000	8/11/2011	8/13/2012	0.260%
1,000,000	8/11/2011	2/11/2013	0.370%
1,000,000	8/11/2011	8/12/2013	0.430%
1,000,000	8/11/2011	8/11/2015	1.070%

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

At September 30, 2011, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,300,000 in unsecured federal funds on a one to ten day basis, $2,500,000 in unsecured federal funds on a one to fourteen day basis and $3,750,000 in unsecured federal funds on a one to twenty day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent bank’s sole discretion.  At September 30, 2011 and December 31, 2010, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 25.31% at September 30, 2011 compared to 21.21% as of December 31, 2010.  At September 30, 2011, $5,916,109 of our investment securities were pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2011.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $12,378,190 at September 30, 2011, an increase of $1,201,542 from $11,176,648 at December 31, 2010.  The increase is primarily due to the net income for the period of $600,974 and an increase in unrealized gains on available for sale securities.

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

The following table sets forth the Bank’s capital ratios at September 30, 2011 and December 31, 2010:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital (to risk-weighted assets)	$13,063	15.60%	$6,699	8.00%	$8,374	10.00%
Tier 1 capital (to risk-weighted assets)	12,001	14.33%	3,350	4.00%	5,025	6.00%
Tier 1 capital (to average assets)	12,001	9.76%	4,918	4.00%	6,148	5.00%

December 31, 2010
Total capital (to risk-weighted assets)	$12,538	14.09%	$7,117	8.00%	$8,896	10.00%
Tier 1 capital (to risk-weighted assets)	11,421	12.84%	3,558	4.00%	5,338	6.00%
Tier 1 capital (to average assets)	11,421	9.16%	4,989	4.00%	6,237	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of September 30, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

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

At September 30, 2011 and December 31, 2010, we had issued commitments to extend credit of approximately $10,799,000 and $11,091,000, respectively, through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $125,000 at September 30, 2011 and December 31, 2010, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2011.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*.

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

Date: November 14, 2011	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements*.

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