Form 10-K
period 2011-12-31
Congaree Bancshares Inc
filed 2012-03-28
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2012
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2011       Part III (Items 10-14)

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

•                  potential non-payment of dividends on preferred stock issued to the U.S. Treasury under the Capital Purchase Program component of the Troubled Asset Relief Program;

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

•                  changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the U.S. Treasury’s Capital Purchase Program and other governmental initiatives affecting the financial services industry;

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

•                  our reliance on available secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;

•                  our ability to maintain effective internal control over financial reporting;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  changes in monetary and tax policies, including confirmation of the income tax refund claims received by the Internal Revenue Service;

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

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank.  As of December 31, 2011, our consolidated total assets were $121,993,546, our consolidated total loans were $88,344,578, our consolidated total deposits were $102,526,449, and our consolidated total shareholders’ equity was approximately $12,281,465.

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

Marketing Focus

The Bank is a locally-owned and operated bank organized to serve consumers and small- to medium-sized businesses and professional concerns.  A primary reason for operating the Bank lies in our belief that a community-based bank, with a personal focus, can better identify and serve local relationship banking needs than can a branch or subsidiary of larger outside banking organizations.  We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors.  We believe that this approach is enthusiastically supported by the community. Our foundation is to remain true to our values.

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

Location and Service Area

Our primary service area consists of Lexington and Richland Counties, South Carolina, with a primary focus on an area within a 15 mile radius of our main office in West Columbia, South Carolina.  Our Sunset office is located in West Columbia on a major artery that connects Columbia with Lexington.  We opened the Sunset office in January 2009. The site is located approximately one mile east of the Lexington Medical Center and provides excellent visibility for the Bank.

Due to its central location in the state and convenient access to I-20, I-26, and I-77, our primary service area is considered one of the fastest growing areas in South Carolina.  Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy.  Lexington Medical Center, Lexington County’s largest employer, has approximately 3,800 employees and continues to expand.  The other top employers in Lexington County include Amazon, SCE&G, Michelin Tire Corporation, Allied-Signal Corporation, and United Parcel Service.  The amenities and opportunities that our primary service area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture.  We believe these factors make the quality of life in the area attractive.

Our primary service area has also experienced solid population growth.  From 2000 to 2010, Lexington County’s population increased by 21.5% (an increase of 46,377 people), for a ranking of seventh among the 46 counties in South Carolina in terms of population growth over the last decade.  Based on a 2010 estimate, Lexington County ranks sixth as far as the largest counties, amongst the top ten in the State. In 2010, Lexington County had a total of 262,391 residents.  As of June 30, 2011, the Bank maintained a 3.38% deposit market share in Lexington County. As of June 30, 2011, our market share in Cayce, South Carolina is 16.58% and our market share in West Columbia, South Carolina is 9.51%.

Despite being in what we believe is one of the best markets in South Carolina, we face the risk of being particularly sensitive to changes in the state and local economies.  South Carolina has not been immune to the economic challenges of the past several years.  Unemployment has been rising in our markets and property values have declined.  Continued higher levels of unemployment will continue to impact credit quality.  As a result, we are spending significant time on credit solutions for our customers and managing and disposing of real estate acquired in settlement of loans as effectively as possible.  The weakening in the state and local economies has impacted our loan demand and, to a lesser extent, available deposits.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

Lending Activities

We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s primary service area.  We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits.  As a result, we may have to charge lower interest rates to attract borrowers.  At December 31, 2011, we had net loans of $86,948,990 million, representing 71.2% of our total assets.

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  The Bank’s loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee.  Th e Bank’s lending staff and credit administration meets on a regular basis to help identify and discuss potential problem loans.  The Bank does not make any loans to any director of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.  The Bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.  The Bank sells residential mortgage loans that it originates in the secondary market.

Allowance for Loan Losses.  We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income.  We charge loans against this allowance when we believe that the collectibility of the principal is unlikely.  The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility.  As of December 31, 2011, our allowance for loan losses was approximately 1.58% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data.  Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2011, loans secured by first or second mortgages on real estate made up approximately $78,475,715, or 88.83% of our loan portfolio.  These loans will generally fall into one of two categories: real estate — mortgage and real estate — construction.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The Bank will generally charge an origination fee for each loan.

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

•                  Residential Real Estate Loans.  At December 31, 2011, our individual residential real estate loans ranged in size from $197 to $1,114,899, with an average loan size of approximately $87,009.  These loans generally have longer terms of up to 20 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank.  At December 31, 2011, residential real estate loans (other than construction loans) totaled $36,717,987, or 41.6% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2011, our individual commercial real estate loans ranged in size from $3,712 to $1,496,993, with an average loan size of approximately $284,519.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease and thereby be unable to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2011, commercial real estate loans (other than construction loans) totaled $33,004,243, or 37.4% of our loan portfolio.

•      Real Estate — Construction, Land Development & Other Land.  We offer adjustable and fixed rate land acquisition loans to consumers and commercial borrowers who wish to obtain land for their own use. We also offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis.  Most loans will mature and require payment in full upon the sale of the property.  Construction and development loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property.  Specific risks include:

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2011, total construction, land development, and other land loans amounted to $8,753,485, or 9.9% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk.  Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less.  At December 31, 2011, commercial loans amounted to $8,660,727, or 9.8% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured.  To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, and debt to income ratios.  If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period.  Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans.  For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,208,136 or 1.4% of our loan portfolio.

We also offer home equity loans and lines of credit.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less, typically carry balances less than $75,000, and may extend up to 90% of the available equity of each property. At December 31, 2011, individual home equity lines of credit, which are secured by real estate, amounted to $23,452,499, or 26.55% of our loan portfolio.

Relative Risks of Loans.  Each category of loan has a different level of credit risk.  Real estate loans are generally safer than loans secured by other assets because the value of the underlying security, real estate, is generally ascertainable and does not fluctuate as much as some other assets.  However, certain real estate loans are less risky than others.  Residential real estate loans are generally the least risky type of real estate loan, followed by commercial real estate loans and construction and development loans.  Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than real estate loans, but less risky than consumer loans.  Finally, consumer loans, which can also be secured by real estate or other assets, or which can also be unsecured, are generally considered to be the most risky of these categories of loans.  Any type of loan which is unsecured is generally more risky than secured loans.  These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another.  Additionally, these levels of risk are limited to an analysis of credit risk, and they do not take into account other risk factors associated with making loans such as the interest rate risk inherent in long-term, fixed-rate loans.

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

Other Banking Services

We offer safe deposit boxes, cashier’s checks, banking by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, and traveler’s checks.  The Bank is associated with the Intercept Switch, Pulse, Maestro, MasterCard, Cirrus and Plus ATM networks that may be used by the Bank’s customers throughout the country.  We believe that, by being associated with a shared network of ATMs, we are better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs.  We also offer a debit card and credit card services through a correspondent bank as an agent for the Bank.  We do not expect the Bank to exercise trust powers during its next few years of operation.

Competition

The Columbia/West Columbia/Lexington market is highly competitive, with all of the largest banks in the state, as well as super regional banks, represented.  The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.  In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies.  Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.   Size gives larger banks certain advantages in competing for business from large corporations.  These advantages include higher lending limits and the ability to offer services in other areas of South Carolina.  As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals.  We believe we will compete effectively in this market by offering quality and personal service.

Employees

As of December 31, 2011, we had 22 full-time employees and two part-time employees.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

The U.S. Congress, the Treasury and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system.  Several regulatory and governmental actions have been announced including:

•                  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted.  The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The Treasury also allocated $250 billion towards the Capital Purchase Program (the “CPP”), pursuant to which the Treasury purchased debt or equity securities from participating institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

•                  On January 9, 2009, as part of the CPP, we entered into a CPP Purchase Agreement with the Treasury, pursuant to which we sold (i) 3,285 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and (ii) a warrant to purchase 164 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series B for an aggregate purchase price of $3,285,000 in cash.  The CPP warrant was immediately exercised.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP, including the Company.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  In June 2010, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC and the Office of the Comptroller of the Currency issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

•                  The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                  On July 21, 2010, the U.S. President signed into law the Dodd-Frank Act.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act also creates a new independent federal regulator to administer federal consumer protection laws.  Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase our operating and compliance costs.  The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

•                  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

•                  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective as of July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•                  The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The new legislation also authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

•                  Effective as of July 21, 2011, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

•                  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

•                  Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider.  Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•                  The Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Effective on October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses. An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Company, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

•                  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Depository institutions with less than $10 billion in assets, such as our Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•                  The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations.  These new frameworks are generally referred to as “Basel III”.  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act.  Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012.

•                  On September 21, 2011, the Federal Open Market Committee (“FOMC”) announced that, in order to support a stronger economic recovery and to help ensure that inflation, over time, is at levels consistent with its statutory mandate, it had decided to extend the average maturity of its holdings of securities.  In addition, the FOMC announced that it intended to purchase, by the end of June 2012, $400 billion of Treasury securities with remaining maturities of three years or less in order to put downward pressure on longer-term interest rates and help make broader financial conditions more accommodative.  Further, to help support conditions in mortgage markets, the FOMC intends to now reinvest in agency mortgage-backed securities the principal payments from its holdings of agency debt and agency mortgage-backed securities.

Although it is likely that further regulatory actions may arise as the federal government continues to attempt to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies.  Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system.  Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company.  A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

Congaree Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

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

Source of Strength.  There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits.  Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDIC Improvement Act”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder.  This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements.  The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Congaree State Bank—Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Congaree State Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws. Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

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

As of December 31, 2011, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action. As further described below, the Bank entered into a Consent Order (the “Consent Order”), effective May 14, 2010, with the FDIC and the South Carolina Board of Financial Institutions (the “Supervisory Authorities”) which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. Subsequently, on April 8, 2011, the Consent Order was terminated by the Supervisory Authorities but the Bank was required to maintain these higher capital ratios.  As of December 31, 2011, the Bank is in compliance with these higher capital ratios as of December 31, 2011.

Regulatory Matters - Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the Supervisory Authorities on May 11, 2010.  The Consent Order required specific actions needed to address certain findings from the FDIC’s then most recent report of examination and to address the Bank’s financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning. The Board of Directors and management of the Bank aggressively worked to improve these practices and procedures and, as of April 8, 2011, the Consent Order was terminated.  However, the Supervisory Authorities have instituted certain ongoing requirements for the Bank, including the following:

•                   The Bank shall prepare and submit a comprehensive budget and earnings forecast for the Bank by January 1 of each year. In addition, quarterly progress reports regarding the Bank’s actual performance compared to the budget plan shall be submitted concurrently with other reporting requirements.

•                   The Bank shall develop specific plans and proposals for the reduction and improvement of assets which are subject to adverse classification and past due loans.

•                  The Bank shall not extend, directly or indirectly, any additional credit to or for the benefit of any borrower who is obligated in any manner to the Bank or any extension of credit or portion thereof that has been charged off by the Bank or classified Loss or Doubtful in any report of examination, so long as such credit remains uncollected. In addition, the Bank shall make no additional advances to any borrower whose loan or line of credit has been adversely classified Substandard in a report of examination without the prior approval of a majority of the Bank’s Board of Directors.

•                  Unless otherwise approved in writing by the Supervisory Authorities, the Bank shall charge off within 30 days of receipt of any official report of examination by either South Carolina Board of Financial

Institutions or FDIC examiners, the remaining balance of any assets classified as Loss, and make an appropriate impairment provision to the reserve for loan losses for those classified as Doubtful.

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

•                  The Bank shall maintain a minimum tier 1 leverage capital ratio of 8% and a total risk-based capital ratio of at least 10% and maintain a “well-capitalized” designation. In the event that the Bank’s capital falls below these minimums, the Bank shall notify the Supervisory Authorities and shall increase capital in an amount sufficient to meet the minimum ratio required by this provision within 90 days. The Bank shall not pay dividends without prior written consent of the Supervisory Authorities.

•                  The Bank shall eliminate and/or correct all violations of law and regulation and contraventions of policy listed in the report of examination issued by the Supervisory Authorities. In addition, the Bank shall take all necessary steps to ensure future compliance with all applicable laws and regulations and policy statements.

The Board of Directors and management of the Bank will continue to diligently work to comply with the requirements set above by the Supervising Authorities.

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

Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, in November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We requested exemption from the prepayment requirement and received such exemption from the FDIC.

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations.  The first rule changed the assessment base from one based on domestic deposits to one based on assets.  The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards.  The scorecards will include financial measures that are predictive of long-term performance.  A large financial institution is defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system became effective as of April 1, 2011.  During 2011, we paid $260,382 in deposit insurance.

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

As noted above, effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured.  The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Payment of Dividends. A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In general, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends.  In addition, the Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

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

Item 1A.  Risk Factors.

Difficult market conditions in our market and general economic trends have adversely affected our industry and our business and may continue to do so.

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

Beginning in the second half of 2007 and continuing through 2011, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a significant decline in the value of real estate.  As of December 31, 2011, approximately 88.8% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We are exposed to higher credit risk by commercial real estate, construction, and commercial lending.

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 37.4%; construction, land development and other land 9.9%; and commercial 9.8%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2011, we had $6,709,373 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital.  At December 31, 2011, we had $3,738,887 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009.  Rates remained steady for 2010 and 2011.  In 2011, the Federal Reserve announced its intentions to attempt to maintain low interest rates.  Approximately 48.9% of our loans were variable rate loans at December 31, 2011.  The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2011 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 86.3% of our interest income for the year ended December 31, 2011.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In response to the challenges facing the financial services sector, a number of regulatory and legislative actions have been enacted or announced. There can be no assurance that these government actions will achieve their purpose. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank.

We are subject to Federal Reserve regulation. Our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC. Also, as a member of the Federal Home Loan Bank (the “FHLB”), our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against our bank under these laws could have a material adverse effect on our results of operations.

We are exposed to further changes in the regulation of financial services companies.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina. The agencies regulating the financial services industry also periodically adopt changes to their regulations. On September 7, 2008, the Treasury announced that Freddie Mac (along with Fannie Mae) had been placed into conservatorship under the control of the newly created Federal Housing Finance Agency. On October 3, 2008, EESA was signed into law, and on October 14, 2008 the Treasury announced the CPP under EESA. On February 17, 2009, the Recovery Act was signed into law. In November 2009, the FDIC announced a final rule to require FDIC insured banks to prepay the fourth quarter assessment and the next three years assessment by December 31, 2009. On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees. In December 2010, the Basel Committee revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during 2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. We can provide no assurance regarding the manner in which any new laws and regulations will affect us. See “Risk Factors—We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our bank” above.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the bank. Any such losses could have a material adverse affect on our financial condition and results of operations.

We could experience a loss due to competition with other financial institutions.

The banking and financial services industry is very competitive.  Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us.  The financial services industry has and is experiencing an ongoing trend towards consolidation in which fewer large national and regional banks and other financial institutions are replacing many smaller and more local banks.  These larger banks and other financial institutions hold a large accumulation of assets and have significantly greater resources and a wider geographic presence or greater accessibility. In some instances, these larger entities operate without the traditional brick and mortar facilities that restrict geographic presence.  Some competitors are able to offer more services, more favorable pricing or greater customer convenience than the company.  In addition, competition has increased from new banks and other financial services providers that target our existing or potential customers.  As consolidation continues among large banks, we expect other smaller institutions to try to compete in the markets we serve.

Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers.  If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in the industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank.  As December 31, 2011, our borrowing capacity with the Federal Home Loan Bank was $12,197,000 of which $5,197,000 is available.  Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands.  If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

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

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance.  As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

To expand our franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.  We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

Our Sunset office, which opened in January, 2009 is located at the intersection of Sunset Boulevard and Kim Street approximately one mile east of the Lexington Medical Center.  Our address is 2023 Sunset Boulevard, West Columbia, South Carolina 29169.  The building is approximately 4,100 square feet on a site that is approximately 1.5 acres in size and is a full service banking facility with three drive-thru lanes and one drive-thru ATM.  The Sunset office is subject to a 15 year lease, with the option to extend the lease for two consecutive renewal terms of five years each.

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

Item 4.   Mine Safety Disclosures.

Not Applicable.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2011	High	Low
First Quarter	$2.50	$1.50
Second Quarter	3.50	2.50
Third Quarter	3.55	2.00
Fourth Quarter	2.50	1.25

2010	High	Low
First Quarter	$4.00	$2.50
Second Quarter	3.50	2.50
Third Quarter	3.50	2.50
Fourth Quarter	2.75	1.80

As of March 19, 2012, there were 1,764,439 shares of common stock outstanding held by approximately 1,807 shareholders of record.  All of our currently issued and outstanding common stock was issued in our initial public offering which was completed on October 16, 2006.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of our subsidiary, Congaree State Bank, to pay dividends to us.  As a South Carolina state bank, our Bank may only pay dividends out of its net profits, after deducting expenses, including losses and bad debts.  In addition, our Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.  In addition, the Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.

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

The following table sets forth equity compensation plan information at December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	71,819	$10.00	194,481

Equity compensation plans not approved by security holders (2)	90,000	$10.00	—
Total	161,819	$10.00	194,481

(1)                                   At our annual meeting in 2007, we adopted the Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

(2)                                 Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering up to a maximum of 10,000 warrants.  The warrants are represented by separate warrant agreements.  The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the years ended December 31, 2011 and 2010 and also analyzes our financial condition as of December 31, 2011. The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

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

The Effect of the Current Economic Environment on our Bank

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008 and continuing through 2011, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  Portfolio-wide delinquencies remained at an elevated level throughout 2011. The Bank’s management continues to aggressively manage the level and number of delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in real estate loans.

As of December 31, 2011, approximately 88.8% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately $8,753,485 of construction, land development and other land loans as of December 31, 2011, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use.  Additionally, $480,654 of all construction, land development, and other land loans are single family residence construction loans to the individual who intends on using the constructed house as their primary residence.

Non-performing assets remained virtually unchanged during 2011.  As of December 31, 2011, our non-performing assets equaled $4.7 million, or 3.88% of assets, as compared to $4.7 million, or 3.88% of assets, as of December 31, 2010.  For the year ended December 31, 2011, we recorded a provision for loan losses of $744,000 and net loan charge-offs of $900,473, or 1.03% of average loans, as compared to a $853,109 provision for loan losses and net loan charge-offs of $799,985, or 0.85% of average loans, for the year ended December 31, 2010.  In general, the elevated level of provision for loan losses for 2011 was attributed to the overall strain in the economy.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2011, included herein.  Management has discussed these critical accounting policies with the audit committee.

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

Results of Operations

General

Our net income was $741,007 and net loss was $298,557 for the years ended December 31, 2011 and 2010, respectively. Net income before income tax benefit was $348,499 for the year ended December 31, 2011, an increase of $647,056, compared to a loss of $298,557 for the year ended December 31, 2010.  The increase in net income before income taxes in 2011 resulted from a $348,597 decrease in noninterest expense and an increase of $244,495 in net interest income.  Noninterest income decreased from $662,066 for the year ended December 31, 2010, to $606,921 for the year ended December 31, 2011.  We also recorded a provision for loan losses of $744,000 and $853,109 for the years ended December 31, 2011 and 2010, respectively.

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

Net interest income was $4,446,699 for the year ended December 31, 2011, an increase of $244,495 or 5.8%, over net interest income of $4,202,204 for the year ended December 31, 2010.  Interest income of $5,632,858 for the year ended December 31, 2011, included $4,862,510 on loans, $754,489 on investment securities and $15,859 on federal funds sold.  Loan interest and related fees decreased $647,552, or 11.8%, during 2011, due to a decrease in the loan portfolio volume. Total interest expense of $1,186,159 for the year ended December 31, 2011 included $1,093,143 related to deposit accounts and $93,016 on federal funds purchased and Federal Home Loan

Bank borrowings.  Interest expense on deposits decreased $857,817, or 44.0%, during 2011 due to the decrease in deposit rates and volume during 2011.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$4,674	$13	0.28%	$6,482	$17	0.26%	$5,561	$20	0.36%
Investment securities and FHLB stock	26,390	757	2.87%	21,030	715	3.40%	13,035	649	4.98%
Loans receivable(1)	87,807	4,863	5.54%	100,457	5,510	5.48%	108,870	5,985	5.50%

Total earning assets	118,871	5,633	4.74%	127,969	6,242	4.88%	127,466	6,654	5.22%
Noninterest-earning assets	5,750			6,358			6,751

Total assets	$124,621			$134,327			$134,217

Interest-bearing liabilities:
Interest bearing transaction accounts	$4,908	12	0.24%	$4,471	15	0.34%	$4,395	13	0.29%
Savings & money market	51,690	495	0.96%	43,326	676	1.56%	29,338	595	2.03%
Time deposits	41,615	587	1.41%	62,024	1,260	2.03%	73,340	2,175	2.97%
Advances from FHLB	4,554	87	1.91%	3,000	81	2.69%	3,000	79	2.63%
Federal funds purchased and repurchase agreement	192	5	2.60%	332	7	2.17%	1,172	7	0.61%

Total interest-bearing liabilities	102,959	1,186	1.15%	113,153	2,039	1.80%	111,245	2,869	2.58%

Noninterest-bearing liabilities	9,820			10,282			10,810
Shareholders’ equity	11,842			10,892			12,162

Total liabilities and shareholders’ equity	$124,621			$134,327			$134,217

Net interest spread			3.59%			3.08%			2.64%

Net interest margin		$4,447	3.74%		$4,203	3.29%		$3,785	2.97%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $1,550,775 in nonaccrual loans for 2011 and $1,417,289 nonaccrual loans in 2010. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2011 was 3.74%, an increase of 46 basis points from the net interest margin of 3.29% for the year ended December 31, 2010.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This increase can be attributed to the costs of our funding sources.  We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates.  Earning assets averaged $118,871,302 for the year ended December 31, 2011, decreasing from $127,969,697 for the year ended December 31, 2010. Our net interest spread was 3.59% for the year ended December 31, 2011. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2011 Compared to 2010			2010 Compared to 2009
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(4)	$(5)	$1	$(3)	$5	$(8)
Investment securities and FHLB stock	42	109	(67)	66	137	(71)
Loans	(647)	(701)	54	(475)	(461)	(14)
Total interest income	(609)	(597)	(12)	(412)	(319)	(93)

Interest-bearing liabilities:
Interest-bearing deposits	(857)	(189)	(668)	(832)	164	(996)
FHLB advances	6	14	(8)	2	—	2
Federal funds purchased and repurchase agreement	(2)	(5)	3	—	—	—
Total interest expense	(853)	(180)	(673)	(830)	164	(994)
Net interest income	$244	$(417)	$661	$418	$(483)	$901

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

Our provision for loan losses for the year ended December 31, 2011 was $744,000, a decrease of $109,109, or 12.8%, over our provision of $853,109, for the year ended December 31, 2010.  The allowance as a percentage of gross loans decreased from approximately 1.7% as of December 31, 2010 to 1.6% as of December 31, 2011, due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our limited history of past-dues and charge-offs, as well as peer data to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2011 was $606,921 compared to $662,066 for the year ended December 31, 2010.  For the year ended December 31, 2011, mortgage loan origination fees were $26,332, a decrease of $49,679, or 65.4%, from 2010, due to the decrease in the volume of mortgage loans originated.  We expect this trend to continue and then increase as market conditions improve.  Noninterest income included gains on sales of securities available-for-sale of $259,155 for the year ended December 31, 2011, compared to $439,130 in 2010.  We did not recognize the amount of gains in 2011 as we did in 2010 in order to maintain the yield on the investment portfolio.  In addition, a loss of $174,047 on the sale of bank assets was incurred in 2010 and included in noninterest income.  The Bank did not incur any losses on sale of bank assets in 2011.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2011 and 2010.

	2011	2010
Compensation and benefits	1,600,268	1,820,278
Occupancy and equipment	913,319	838,949
Data processing and related costs	342,928	383,287
Marketing, advertising and shareholder communications	43,181	65,009
Legal and audit	262,662	271,283
Other professional fees	31,123	116,434
Supplies and postage	75,873	58,945
Insurance	45,286	30,037
Credit related expenses	2,566	28,632
Regulatory fees and FDIC insurance	235,327	442,999
Net cost of operations of other real estate owned	234,493	156,966
Other	174,095	96,899
Total noninterest expense	$3,961,121	$4,309,718

Noninterest expense was $3,961,121 for the year ended December 31, 2011, compared to $4,309,718 for the year ended December 31, 2010.  The most significant component of noninterest expense is compensation and benefits, which totaled $1,600,268 for the year ended December 31, 2011, compared to $1,820,278 for the year ended December 31, 2010. The decrease is primarily related to staff reductions in 2011.  Occupancy and equipment expense of $913,319 in 2011 increased from $838,949 in 2010 due to the sale of the administration building in June of 2010 and recognizing a full year of lease expense in 2011.  Other professional fees decreased from $116,434 in 2010 to $31,123 in 2011 due to reduction in the use of outside consultants.  Net cost of operations of other real estate expenses increased from $156,966 in 2010 to $234,493 in 2011 as a result of an increase in the number of real estate owned during the year.  Regulatory fees and FDIC insurance decreased from $442,999 in 2010 to $235,327 in 2011, primarily due to a decrease in FDIC insurance assessments in the second quarter of 2011. The increase in other expenses from $96,899 in 2010 to $174,095 was due to an increase in operational expenses.

Income Taxes

The Company had taxable income for the year ended December 31, 2011 and no taxable income for year ended 2010.   Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that a partial valuation allowance is needed at December 31, 2011.  Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2011.  Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets.  As a result, the valuation allowance was reduced by $427,152 in 2011.

Balance Sheet Review

General

At December 31, 2011, total assets were $121,993,546 compared to $121,176,715 at December 31, 2010, for an increase of $816,831, or 0.67%.  The slight increase in assets resulted from an increase in our investment securities, partially offset by a decrease in our loan portfolio and federal funds sold.  Interest-earning assets comprised approximately 93.9% and 93.7% of total assets at December 31, 2011 and December 31, 2010, respectively.  Gross loans totaled $88,344,578 at December 31, 2011, a decrease of $1,991,031, or 2.20%, from $90,335,609 at December 31, 2010.  The reduction in gross loans was the result of our plan to reduce our overall risk profile, specifically to reduce the overall size of the balance sheet, in order to increase our capital ratios. Accordingly, we are actively seeking to improve our credit quality and preserve capital. In addition, we transferred loans in the amount of $625,711 to other real estate owned during the year ended December 31, 2011. Investment securities were $27,568,257 at December 31, 2011, an increase of $5,174,051, or 23.1%, from $22,394,206 at December 31, 2010.  Investment in overnight federal funds decreased $2,194,000 to $86,000 at December 31, 2011.

Deposits totaled $102,526,449 at December 31, 2011, a $4,059,543, or 3.81%, decrease from $106,585,992 at December 31, 2010.  Shareholders’ equity was $12,281,465 and $11,176,648 at December 31, 2011 and December 31, 2010, respectively.

Investments

At December 31, 2011, our available for sale investment securities portfolio was $26,952,357 and represented approximately 22.1% of our total assets. Available for sale investment securities increased $6,175,700 from $20,776,657 at December 31, 2010.  Our portfolio consisted of U.S. government sponsored agencies of $17,640,339, mortgage-backed agencies of $1,597,764 and state, county and municipal investment securities of $7,714,254.

Contractual maturities and yields on our investment securities available for sale at December 31, 2011 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than one year		One year to five years		Five years to ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government sponsored agencies	$—	—	$101,492	4.87%	$4,864,835	5.40%	$12,674,167	2.55%	$17,640,494	3.34%
Mortgage-backed agencies	—	—	84,207	5.25%	—	—	1,513,402	2.40%	1,597,609	2.54%
State, county and municipal	—	—	—	—	1,643,505	3.49%	6,070,749	4.44%	7,714,254	4.24%
Total	$—	—%	$185,699	5.04%	$6,508,340	4.92%	$20,258,318	3.10%	$26,952,357	3.55%

At December 31, 2011, we had no held to maturity investment securities portfolio.  At December 31, 2010, the held to maturity investment securities portfolio was $1,143,249.

The amortized costs and the fair value of our investment securities available-for-sale at December 31, 2011 and 2010 are shown in the following table.

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale

U.S. Government sponsored agencies	$17,610,997	$17,640,339	$16,240,270	$15,843,864
Mortgage-backed agencies	1,550,263	1,597,764	2,151,089	2,118,254
State, county and municipal	7,584,332	7,714,254	2,999,285	2,814,539

Total	$26,745,592	$26,952,357	$21,390,644	$20,776,657

The amortized costs and the fair value of our investment securities held-to-maturity at December 31, 2011 and 2010 are shown in the following table.

	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to Maturity

State, county and municipal	$—	$—	$1,143,249	$1,133,220

Total	$—	$—	$1,143,249	$1,133,220

We believe, based on industry analyst reports and credit ratings, the deterioration in fair values of individual investment securities available-for-sale is attributed to changes in market interest rates and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.

Investment securities with market values of approximately $4,506,798 and $3,212,762 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, as required by law.

Proceeds from sales of available-for-sale securities during 2011 and 2010 were $23,202,326 and $11,368,953, respectively.  Net gains of $259,155 and $439,130 were recognized on these sales in 2011 and 2010, respectively.

We held $615,900 of non-marketable equity securities, which consisted of Federal Home Loan Bank stock of $513,900 and Pacific Coast Bankers Bank stock of $102,000, at December 31, 2011.  These investments are carried at cost, which approximates fair market value.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2011 were $88,344,578, or 75.2% of interest-earning and 72.4% of total assets, compared to $90,335,609, or 79.5% of interest-earning and 74.5% of total assets at December 31, 2010.  Due to the economic environment, the Bank made selective decisions related to originating loans in 2011.  In addition, as the Bank moved into its fifth year of operations, the Bank experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 88.8% of loans outstanding at December 31, 2011 and 88.2% at December 31, 2010.  Most of our real estate loans are secured by residential and commercial properties.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

Commercial loans and lines of credit represented approximately 9.8% and 10.2% of our loan portfolio at December 31, 2011 and 2010, respectively.

Our construction and development, and land loan portfolio represented approximately 9.9% and 13.4% at December 31, 2011 and 2010, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2011 and 2010:

	2011		2010
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Construction, Land Development & Other Land	$8,753,485	9.91%	$12,076,019	13.37%
Commercial	33,004,243	37.36	27,636,367	30.59
Residential mortgages	13,265,488	15.01	14,431,994	15.98
Home equity lines	23,452,499	26.55	25,557,005	28.29
Total real estate	78,475,715	88.83	79,701,385	88.23

Commercial	8,660,727	9.80	9,186,214	10.17
Consumer	1,208,136	1.37	1,498,011	1.60
Gross loans	88,344,578	100%	90,335,609	100%
Less allowance for loan losses	(1,395,588)		(1,552,061)
Total loans, net	$86,948,990		$88,783,548

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2011.

		After one
	One year or less	but within five years	After five years	Total
Real estate- mortgage	$8,064,435	$36,479,820	$25,177,975	$69,722,230
Real estate- construction	1,540,302	6,969,983	243,200	8,753,485
Total real estate	9,604,737	43,449,803	25,421,175	78,475,715

Commercial	2,654,301	5,904,977	101,450	8,660,727
Consumer- other	370,830	612,644	224,662	1,208,136
Total gross loans, net of deferred loan fess	$12,629,868	49,967,423	$25,747,287	$88,344,578
Gross loans maturing after one year with
Fixed interest rates				$38,216,182
Floating interest rates				37,498,528
Total				$75,714,710

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,395,588 and $1,552,061 as of December 31, 2011 and December 31, 2010, respectively, and represented 1.58% of outstanding loans at December 31, 2011 and 1.72% of outstanding loans at December 31, 2010. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $2,692,395 and $2,251,261 in impaired loans at December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off.  Our valuation allowance related to impaired loans totaled $175,009 and $224,935 at December 31, 2011 and December 31, 2010, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2011 and 2010:

	2011	2010

Balance at the beginning of period	$1,552,061	$1,498,937
Charge-offs:
Commercial, financial and agricultural	210,957	153,827
Real estate - mortgage	566,484	509,844
Real estate — Construction, Land Development and Other Land	70,800	111,155
Consumer	53,902	34,512
Total Charged-off	$902,143	$809,338
Recoveries:
Real estate - mortgage	1,670	8,253
Consumer	—	1,100
Total Recoveries	$1,670	$9,353

Net Charge-offs	$900,473	$799,985
Provision for Loan Loss	$744,000	$853,109
Balance at end of period	$1,395,588	$1,552,061
Total loans at end of period	$88,344,578	$90,335,609

Average loans outstanding	$87,807,000	$100,457,328
As a percentage of average loans:
Net loans charged-off	1.03%	.80%
Provision for loan losses	.85%	.85%
Allowance for loan losses as a percentage of:
Year end loans	1.58%	1.72%

Allocation of the Allowance For Loan Losses

The following table presents an allocation of the allowance for loan losses at the end of each of the past two years.  The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount is available to absorb losses occurring in any category of loans.

	2011		2010
	Amount	% of loans in category	Amount	% of loans in category
Commercial	$257,000	9.8%	$405,000	10.2%
Commercial Real Estate	$309,000	37.4%	$332,000	30.6%
Construction, Land Development and Other Land	$185,000	9.9%	$115,000	13.4%
Consumer	$55,000	1.4%	$39,000	1.6%
Residential Mortgage	$184,000	15.0%	$186,000	16.0%
Residential HELOCs	$335,000	26.5%	$440,000	28.3%
Unallocated	$71,000	N/A	$35,000	N/A
Total	$1,396,000	100%	$1,552,000	100%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Other real estate and repossessions	$3,181,559	$3,293,167
Non-accrual loans	$1,550,775	$1,417,289
Accruing loans 90 days or more past due	$—	$—

Total non-performing assets	$4,732,334	$4,710,456

As a percentage of gross loans:	5.36%	5.21%

The Bank had net charge-offs on loans in the amount of $900,473 for the year ended December 31, 2011, compared to $799,985 charged off in 2010.  At December 31, 2011, there were 10 loans in non-accrual status totaling $1,550,775 compared to 13 loans in nonaccrual status that totaling $1,417,289 at December 31, 2010.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2011 and December 31, 2010.  In addition, there were six loans restructured or otherwise impaired totaling $1,140,502 not already included in nonaccrual status at December 31, 2011.  There were four loans restructured or otherwise impaired totaling $843,060 not already included in nonaccrual status at December 31, 2010.  At December 31, 2011 and 2010, impaired loans totaled $2,692,395 and $2,251,261, respectively. The increase in impaired loans compared to prior year is the result of an increase in troubled debt restructurings during 2011.  The Bank also currently is prohibited from extending any additional credit to a borrower which has a credit that has been charged off by the Bank or classified as Loss or Doubtful in any report of examination, so long as such credit remains uncollected. Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2011 and 2010, we received approximately $37,452 and $13,513 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $75,069 and $38,323, respectively.

Management believes that the amount of nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve.  As was seen in the 2011 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs.  Management believes the Company has credit quality review processes in place to identify problem loans quickly.  Management will work with customers that are having difficulties meeting their loan payments.  The last resort is foreclosure.

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties.  Management monitors these loans closely and reviews performance on a regular basis.  As of December 31, 2011 and 2010, potential problem loans that were not already categorized as nonaccrual totaled $4,793,269 and $6,625,210, respectively.  These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of the years ended December 31, 2011 and 2010 were $102,526,449 and $106,585,992, respectively.  In trying to attract local deposits and increase our core deposits, we did not renew some wholesale deposits and instead focused on customer relationships with the bank.  Accordingly, in 2011, our deposit balances decreased while the core deposits base increased compared to the prior year. The following table shows the average balance outstanding and the average rates paid on deposits during 2011 and 2010.

	2011		2010
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$9,573,942	—%	$9,954,508	—%
Interest-bearing checking	4,908,942	0.24	4,471,063	0.33
Money market	50,755,386	0.97	42,431,506	1.58
Savings	934,335	0.28	894,561	0.45
Time deposits less than $100,000	23,723,048	1.28	28,234,323	2.03
Time deposits $100,000 and over	17,892,780	1.58	33,789,178	2.03
Total	$107,788,433	1.11%	$119,775,139	1.78%

Core deposits, which exclude time deposits of $100,000 or more and whole sale certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $86,923,368 at December 31, 2011, compared to $85,189,016 at December 31, 2010.  Our loan-to-deposit ratio was 86.16% and 84.75% at December 31, 2011 and 2010, respectively.  Due to the competitive interest rate environment in our market, we utilized whole sale certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market.  We did not have any brokered certificates of deposit purchased outside our primary market at December 31, 2011, compared to $2,217,000 at December 31, 2010.  We have decreased our reliance on brokered deposits as our core deposits continue to grow.

The maturity distribution of our time deposits of $100,000 or more time deposits at December 31, 2011 was as follows:

Three months or less	$3,334,757
Over three through six months	1,368,381
Over six through twelve months	3,710,315
Over twelve months	7,189,628
Total	$15,603,081

Borrowings and lines of credit

At December 31, 2011, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At December 31, 2011 and 2010, we had no borrowings outstanding on these lines.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2011 and December 31, 2010, we had $7,000,000 and $3,000,000 outstanding, respectively.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $5,197,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

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

Capital Resources

Total shareholders’ equity was $12,281,465 at December 31, 2011, an increase of $1,104,817 from $11,176,648 at December 31, 2010.  The increase is primarily due to net income of $741,007 and an increase of $542,820 in unrealized gain (loss) on investment securities available for sale during 2011.

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

The following table sets forth the Bank’s capital ratios at December 31, 2011 and 2010.  As of December 31, 2011 and 2010, the Bank was considered “well capitalized” and within compliance with the minimum capital requirements specifically established for the Bank by its Supervisory Authorities.

	2011		2010

Total risk-based capital	$13,225	15.44%	$12,538	14.09%
Tier 1 risk-based capital	12,141	14.17%	11,421	12.84%
Leverage capital	12,141	9.84%	11,421	9.16%

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, if implemented by the U.S. banking agencies and fully phased-in, would require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including those developed pursuant to directives in the Dodd-Frank Act. The U.S. banking agencies have indicated informally that they expect final adoption of implementing regulations in 2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2011 and 2010.

	2011	2010
Return on average assets	0.59%	(0.22)%

Return on average equity	6.26%	(2.74)%

Equity to assets ratio	9.50%	8.11%

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

Off-Balance Sheet Risk

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time.  We evaluate each client’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2011, we had issued commitments to extend credit of approximately $10,453,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $225,000.  Fixed rate commitments were $811,975 and variable rate commitments were $9,416,242.  At December 31, 2010, commitments to extend credit amounted to $11,091,000, which included letters of credit of $125,000.

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

At December 31, 2011, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $2,572,703, or approximately 2.11% of total assets.  Our investment securities available for sale at December 31, 2011 amounted to $26,952,357, or approximately 22.1% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At December 31, 2011, $4,506,798 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at December 31, 2011.  We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2011, we had borrowed $7,000,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2011 at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2011	Within three months	But within twelve months	within five years	After five years	Total
Interest-earning assets:(in thousands)
Federal funds sold	$86	$—	$—	$—	$86
Investment securities	2,306	1,542	2,657	20,447	26,952
Loans	46,707	9,743	31,254	641	88,345
Total interest-earning assets	$49,099	$11,285	$33,911	$21,088	$115,383

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$5,459	$—	$—	$—	$5,459
Money market and savings	51,298	—	—	—	51,298
Time deposits	6,062	15,611	13,360	—	35,033
FHLB Advances	—	1,000	5,000	1,000	7,000
Total interest-bearing
Liabilities	$62,819	$16,611	$18,360	$1,000	$98,790

Period gap (in thousands)	$(13,720)	$(5,326)	$15,551	$20,088	$16,593
Cumulative gap (in thousands)	$(13,720)	$(19,046)	$(3,495)	$16,593
Ratio of cumulative gap to total interest-earning assets	(11.89)%	(16.51)%	(3.03)%	(14.38)%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 27, 2012

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,486,703	$2,771,515
Federal funds sold	86,000	2,280,000

Total cash and cash equivalents	2,572,703	5,051,515

Securities available-for-sale	26,952,357	20,776,657
Securities held-to-maturity (fair value of $1,133,220 at December 31, 2010)	—	1,143,249
Nonmarketable equity securities	615,900	474,300

Loans receivable	88,344,578	90,335,609
Less allowance for loan losses	1,395,588	1,552,061

Loans receivable, net	86,948,990	88,783,548

Premises, furniture and equipment, net	663,958	753,709
Accrued interest receivable	561,545	503,753
Other real estate owned	3,181,559	3,293,167
Other assets	496,534	396,817

Total assets	$121,993,546	$121,176,715

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,736,458	$9,291,900
Interest-bearing transaction accounts	5,458,963	4,053,594
Savings and money market	51,297,549	46,281,198
Time deposits $100,000 and over	15,603,081	21,396,976
Other time deposits	19,430,398	25,562,324

Total deposits	102,526,449	106,585,992

Federal Home Loan Bank advances	7,000,000	3,000,000
Accrued interest payable	28,130	44,059
Other liabilities	157,502	370,016

Total liabilities	109,712,081	110,000,067

Commitments and contingencies (Notes 13, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 3,285 shares issued and outstanding	3,199,913	3,167,722
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	172,476	175,538
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(8,933,358)	(9,466,226)
Accumulated other comprehensive income (loss)	136,466	(406,354)

Total shareholders’ equity	12,281,465	11,176,648

Total liabilities and shareholders’ equity	$121,993,546	$121,176,715

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the years ended
	December 31,
	2011	2010
Interest income:
Loans, including fees	$4,862,510	$5,510,062
Investment securities, taxable	754,489	653,903
Investment securities, non-taxable	—	60,849
Federal funds sold and other	15,859	16,495

Total	5,632,858	6,241,309

Interest expense:
Time deposits $100,000 and over	283,146	686,430
Other deposits	809,997	1,264,530
Other borrowings	93,016	88,145

Total	1,186,159	2,039,105

Net interest income	4,446,699	4,202,204

Provision for loan losses	744,000	853,109

Net interest income after provision for loan losses	3,702,699	3,349,095

Noninterest income:
Service charges on deposit accounts	304,355	304,723
Residential mortgage origination fees	26,332	76,011
Gain on sales of securities available-for-sale	259,155	439,130
Loss on sale of premises, furniture, and equipment	—	(174,047)
Other	17,079	16,249

Total noninterest income	606,921	662,066

Noninterest expenses:
Salaries and employee benefits	1,600,268	1,820,278
Net occupancy	528,939	441,349
Furniture and equipment	384,380	397,600
Professional fees	293,785	387,717
Regulatory fees and FDIC assessment	235,327	442,999
Net cost of operation of other real estate owned	234,493	156,966
Other operating	683,929	662,809

Total noninterest expense	3,961,121	4,309,718

Income (loss) before income taxes	348,499	(298,557)

Income tax benefit	392,508	—

Net income (loss)	741,007	(298,557)

Net accretion of preferred stock to redemption value	$29,129	$29,131
Preferred dividends	179,010	179,010

Net income (loss) available to common shareholders	$532,868	$(506,698)

Income (loss) per common share
Basic income (loss) per share	$0.30	$(0.29)

Average common shares outstanding	1,764,439	1,764,439

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2011 and 2010

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2009	3,449	$3,314,129	1,764,439	$17,644	$17,658,940	$(8,959,528)	$165,138	$12,196,323
Accretion of Series A discount on preferred stock		32,191				(32,191)		—
Amortization of Series B premium on preferred stock		(3,060)				3,060		—
Dividends accrued on preferred stock						(179,010)		(179,010)
Net loss						(298,557)		(298,557)
Other comprehensive loss, net of taxes of $292,705							(571,492)	(571,492)

Comprehensive loss								(870,049)

Stock and warrant compensation expense					29,384			29,384

Balance, December 31, 2010	3,449	3,343,260	1,764,439	17,644	17,688,324	(9,466,226)	(406,354)	11,176,648
Accretion of Series A discount on preferred stock		32,191				(32,191)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends paid on preferred stock						(179,010)		(179,010)
Net income						741,007		741,007
Other comprehensive income, net of taxes of $277,934							542,820	542,820

Comprehensive income								1,283,827

Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465

The accompanying notes are an integral part of the consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$741,007	$(298,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	744,000	853,109
Deferred income tax benefit	(392,508)	—
Depreciation and amortization expense	194,024	220,995
Discount accretion and premium amortization	169,628	78,537
Stock and warrant compensation expense	—	29,384
Increase in accrued interest receivable	(57,792)	(24,641)
Decrease in accrued interest payable	(15,929)	(26,377)
Gain on sale of securities available-for-sale	(259,155)	(439,130)
Loss from sale of premises, furniture and equipment	—	174,047
Write downs on other real estate owned	184,399	65,891
Loss on sale of other real estate owned	19,640	69,439
Decrease in other assets	14,857	5,282
Increase (decrease) in other liabilities	(33,504)	18,004

Net cash provided by operating activities	1,308,667	725,983

Cash flows from investing activities:
Purchase of nonmarketable equity securities	(170,700)	—
Purchases of securities available-for-sale	(36,424,529)	(24,155,029)
Purchase of securities held-to-maturity	—	(699,230)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	7,894,410	9,027,457
Proceeds from sales of securities held-to-maturity	1,205,623	—
Proceeds from sales of securities available-for-sale	23,202,326	11,368,953
Proceeds from sales of nonmarketable equity securities	29,100	—
Net decrease in loans receivable	464,847	11,748,100
Purchase of premises, furniture and equipment	(104,273)	(46,355)
Proceeds from sales of other real estate owned	533,280	332,572
Proceeds from sales of premises, furniture and equipment	—	2,308,291

Net cash provided (used) by investing activities	(3,369,916)	9,884,759

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits	1,444,558	(2,427,146)
Decrease in interest-bearing deposits	(5,504,101)	(15,583,572)
Increase in borrowings from FHLB	4,000,000	—
Dividends paid on preferred stock	(358,020)	—

Net cash used by financing activities	(417,563)	(18,010,718)

Net decrease in cash and cash equivalents	(2,478,812)	(7,399,976)

Cash and cash equivalents, beginning of year	5,051,515	12,451,491

Cash and cash equivalents, end of year	$2,572,703	$5,051,515

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2011 and 2010, the Bank had no trading securities.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Pacific Coast Bankers Bank.  These stocks have no quoted market value and no ready market exists.  The Company’s investment in Federal Home Loan Bank stock at December 31, 2011 and 2010 was $513,900 and $372,300, respectively.  The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2011 and 2010 was $102,000.

Loans Receivable - Loans are stated at their recorded investment.  Interest income is computed using the simple interest method and is recorded in the period earned.

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

Allowance for Loan Losses — An allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Allowance for Loan Losses (continued) - Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such regulators may require additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Income Taxes - Income taxes are the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years.  Income taxes deferred to future years are determined utilizing a liability approach.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of certain assets and liabilities which are principally the allowance for loan losses, depreciable premises and equipment, and the net operating loss carry forward. The Bank believes its loss positions in prior years may adversely impact its ability to recognize the full benefit of its deferred tax asset. Therefore, the Bank currently has placed a valuation allowance for a portion of its deferred tax asset.  The Bank believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Bank’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Income (Loss) Per Share - Basic income (loss) per share for 2011 and 2010 represents income (loss) available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income (loss) per share is adjusted to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per share.  Since the Company was in a net loss position for the year ended December 31, 2010, potential dilutive common shares were not included, because to do so would be anti-dilutive. The Company deemed the options and warrants not dilutive for the year ended December 31, 2011 due to the exercise price of all options and warrants exceeding the average market price of the Company’s stock during the period.

Stock-Based Compensation - The Company accounts for its stock compensation plans using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (continued) - The components of other comprehensive income and related tax effects are as follows for the years ended December 31, 2011 and 2010.

	2011	2010

Unrealized gains (losses) on securities available-for-sale	$1,079,909	$(425,067)

Reclassification adjustment for gains realized in net income (loss)	(259,155)	(439,130)

Net unrealized gains (losses) on securities	820,754	(864,197)

Tax effect	277,934	292,705

Net-of-tax amount	$542,820	$(571,492)

Statement of Cash Flows - For purposes of reporting cash flows in the financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Interest paid on deposits and other borrowings totaled $1,202,088 and $2,065,482  for the years ended December 31, 2011 and 2010, respectively.  Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.  In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions.  The Bank transferred loans in the amount of $625,711 and $3,260,032 to other real estate owned during the years ended December 31, 2011 and 2010, respectively.  The change in dividends payable was ($179,010) and $179,010 during the years ended December 31, 2011 and 2010, respectively.  The bank did not pay the dividends owed on the Preferred stock during 2010, resulting in an increase in dividends payable at the end of 2010 of $179,010.  During 2011 the bank paid the dividends on the Preferred stock that were owed for 2010 and resumed making quarterly payments which resulted in the decrease in dividends payable of $179,010 at the end of 2011.  The Bank did not transfer any investment securities between categories during the year ended December 31, 2011.

There were income tax payments during the year ended December 31, 2011 in the amount of $18,000.  There were no income tax payments in 2010.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 4.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 4.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in shareholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments are applicable to the Company beginning January 1, 2012 and will be applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications - Certain captions and amounts in the 2010 consolidated financial statements were reclassified to conform with the 2011 presentation.  The reclassifications did not have an impact on the previously reported loss or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2011 and 2010, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2011
Government sponsored enterprises	$17,610,997	$65,833	$36,491	$17,640,339
Mortgage-backed securities	1,550,263	47,501	—	1,597,764
State, county and municipal	7,584,332	204,484	74,562	7,714,254

	$26,745,592	$317,818	$111,053	$26,952,357

December 31, 2010
Government sponsored enterprises	$16,240,270	$14,333	$410,739	$15,843,864
Mortgage-backed securities	2,151,089	8,107	40,942	2,118,254
State, county and municipal	2,999,285	75	184,821	2,814,539

	$21,390,644	$22,515	$636,502	$20,776,657

The amortized cost and estimated fair values of securities held-to-maturity were:

There were no securities classified as held-to-maturity at December 31, 2011.

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2010
State, county and municipal	$1,143,249	$—	$10,029	$1,133,220

Proceeds from sales of available-for-sale securities during 2011 and 2010 were $23,202,326 and $11,368,953, respectively. Gross gains of $245,242 and $439,130 were recognized on those sales in 2011 and 2010, respectively. Gross losses of $51,546 and $0 were recognized on those sales in 2011 and 2010, respectively. Proceeds from sales of held to maturity securities during 2011 were $1,205,623.  Gross gains of $65,459 were recognized on those sales in 2011.  There were no sales of held to maturity securities during 2010.

The amortized costs and fair values of investment securities at December 31, 2011, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities
	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value

Due within one year	$—	$—
Due after one through five years	175,967	185,699
Due after five through ten years	6,422,117	6,508,340
Due after ten years	20,147,508	20,258,318

Total securities	$26,745,592	$26,952,357

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$6,123,430	$36,491	$—	$—	$6,123,430	$36,491
State, county and municipal	2,696,848	74,562	—	—	2,696,848	74,562

	$8,820,278	$111,053	$—	$—	$8,820,278	$111,053

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

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous unrealized loss position for more than twelve months at December 31, 2011 or 2010.

There were no held to maturity securities at December 31, 2011.

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$1,133,220	$10,029	$—	$—	$1,113,220	$10,029

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

Investment securities with market values of approximately $4,506,798 and $3,212,762 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	2011		2010
		Percentage		Percentage
	Amount	of Total	Amount	of Total
Real Estate:
Commercial real estate	$33,004,243	37.36%	$27,636,367	30.59%
Construction, land development and other land	8,753,485	9.91%	12,076,018	13.37%
Residential mortgages	13,265,488	15.01%	14,431,994	15.98%
Residential home equity lines of credit (HELOCs)	23,452,499	26.55%	25,557,005	28.29%

Total real estate	78,475,715	88.83%	79,701,384	88.23%

Commercial	8,660,727	9.80%	9,186,214	10.17%
Consumer	1,208,136	1.37%	1,448,011	1.60%

Gross loans	$88,344,578	100%	$90,335,609	100%

The credit quality indicators utilized by the Company to internally analyze the loan portfolio are the internal risk ratings.  Loans classified as pass credits have no material weaknesses and are performing as agreed.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans classified as substandard or worse are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2011:

			Construction,
			Land,
			Development,
		Commercial	and		Residential
	Commercial	Real Estate	Other Land	Residential	HELOCs	Consumer	Total
Grade:
Pass	$7,128,910	$30,420,039	$6,976,391	$10,835,930	$21,784,060	$1,110,399	$78,255,729
Special mention	1,073,539	739,155	320,761	444,576	1,166,773	—	3,744,804
Substandard or worse	458,278	1,845,049	1,456,333	1,984,982	501,666	97,737	6,344,045

Total	$8,660,727	$33,004,243	$8,753,485	$13,265,488	$23,452,499	$1,208,136	$88,344,578

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2010:

			Construction,
			Land,
			Development,
		Commercial	and		Residential
	Commercial	Real Estate	Other Land	Residential	HELOCs	Consumer	Total
Grade:
Pass	$7,325,488	$22,834,938	$7,860,667	$11,426,729	$24,722,206	$1,405,157	$75,575,185
Special mention	1,011,261	2,756,133	1,125,410	1,330,191	484,080	10,849	6,717,924
Substandard or worse	849,465	2,045,296	3,089,941	1,675,074	350,719	32,005	8,042,500

Total	$9,186,214	$27,636,367	$12,076,018	$14,431,994	$25,557,005	$1,448,011	$90,335,609

The following is an aging analysis of our loan portfolio at December 31, 2011:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

Commercial	$89,946	$279,604	$—	$369,550	$8,291,177	$8,660,727	$—
Commercial real estate	161,654	—	52,118	213,772	32,790,471	33,004,243	—
Construction, land development and other land	—	—	812,429	812,429	7,941,056	8,753,485	—
Consumer	—	—	—	—	1,208,136	1,208,136	—
Residential	486,748	—	273,661	760,409	12,505,079	13,265,488	—
Residential HELOC	99,155	—	—	99,155	23,353,344	23,452,499	—

Total	$837,503	$279,604	$1,138,208	$2,255,315	$86,089,263	$88,344,578	$—

The following is an aging analysis of our loan portfolio at December 31, 2010:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

Commercial	$18,430	$93,797	$48,836	$161,063	$9,025,151	$9,186,214	$—
Commercial real estate	98,315	—	70,769	169,084	27,467,283	27,636,367	—
Construction, land development and other land	137,955	—	269,730	407,685	11,668,333	12,076,018	—
Consumer	123,835	2,567	—	126,402	1,321,609	1,448,011	—
Residential	296,199	—	—	296,199	14,135,795	14,431,994	—
Residential HELOC	74,462	201,090	18,691	294,243	25,262,762	25,557,005	—

Total	$749,196	$297,454	$408,026	$1,454,676	$88,880,933	$90,335,609	$—

The following is an analysis of loans receivable on nonaccrual status as of December 31:

	2011	2010

Commercial	$216,168	$210,532
Commercial real estate	52,118	70,769
Construction, land development and other land	812,429	781,629
Consumer	67,200	—
Residential	402,860	335,668
Residential HELOCs	—	18,691

Total	$1,550,775	$1,417,289

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

Transactions in the allowance for loan losses during 2011 and 2010 are summarized below:

	2011	2010

Balance, beginning of year	$1,552,061	$1,498,937
Provision charged to operations	744,000	853,109
Loans charged-off	(902,143)	(809,338)
Recoveries of loans previously charged-off	1,670	9,353

Balance, end of year	$1,395,588	$1,552,061

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2011:

			Construction,
			Land
		Commercial	Development			Residential
	Commercial	Real Estate	and Other Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Beginning balance	$405,061	$332,346	$114,958	$39,393	$185,696	$439,515	$35,092	$1,552,061
Charge-offs	(210,957)	(206,425)	(70,800)	(53,902)	(33,160)	(326,899)	—	(902,143)
Recoveries	1,670	—	—	—	—	—	—	1,670
Provisions	61,057	182,943	140,752	69,238	31,402	222,609	35,999	744,000

Ending balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588

Ending balances:
Individually evaluated for impairment	$54,168	$818	$29,905	$15,607	$74,511	$—	$—	$175,009

Collectively evaluated for impairment	$202,663	$308,046	$155,005	$39,122	$109,427	$335,225	$71,091	$1,220,579

Loans receivable:
Ending balance - total	$8,660,727	$33,004,243	$8,753,485	$1,208,136	$13,265,488	$23,452,499	$—	$88,344,578

Ending balances:
Individually evaluated for impairment	$216,168	$394,631	$1,326,751	$67,200	$687,645	$—	$—	$2,692,395

Collectively evaluated for impairment	$8,444,559	$32,609,612	$7,426,734	$1,140,936	$12,577,843	$23,452,499	$—	$85,542,183

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2010:

			Construction,
			Land
		Commercial	Development			Residential
	Commercial	Real Estate	and Other Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Beginning balance	$391,197	$320,971	$111,023	$38,044	$179,340	$458,362	$—	$1,498,937
Charge-offs	(153,827)	(389,319)	(111,155)	(34,512)	(83,414)	(37,111)	—	(809,338)
Recoveries	6,000	—	—	1,100	2,253	—	—	9,353
Provisions	161,691	400,694	115,090	34,761	87,517	18,264	35,092	853,109

Ending balance	$405,061	$332,346	$114,958	$39,393	$185,696	$439,515	$35,092	$1,552,061

Ending balances:
Individually evaluated for impairment	$162,956	$4,769	$9,897	$16,423	$12,199	$18,691	$—	$224,935

Collectively evaluated for impairment	$242,105	$327,577	$105,061	$22,970	$173,497	$420,824	$35,092	$1,327,126

Loans receivable:
Ending balance - total	$9,186,214	$27,636,367	$12,076,018	$1,448,011	$14,431,994	$25,557,005	$—	$90,335,609

Ending balances:
Individually evaluated for impairment	$248,858	$70,769	$1,569,940	$16,423	$326,580	$18,691	$—	$2,251,261

Collectively evaluated for impairment	$8,937,356	$27,565,598	$10,506,078	$1,431,588	$14,105,414	$25,538,314	$—	$88,084,348

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement.  The Company measures impairment of a loan on a loan-by-loan basis. Impaired loans and related amounts included in the allowance for loan losses at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Impaired loans without a valuation allowance	$1,332,671	$1,090,441
Impaired loans with a valuation allowance	1,359,724	1,160,820

Total impaired loans	$2,692,395	$2,251,261

Valuation allowance related to impaired loans	$175,009	224,935
Average of impaired loans during the year	3,156,090	2,395,150
Total nonaccrual loans	1,550,775	1,417,289
Total loans past due 90 days and still accruing interest	—	—

At December 31, 2011, the Company had 18 impaired loans totaling $2,692,395 or 3.05% of gross loans.  At December 31, 2010, the Company had 16 impaired loans totaling $2,251,261 or 2.49% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at December 31, 2011 or 2010.  There were 12 loans restructured or otherwise impaired totaling $1,999,781 not already included in nonaccrual status at December 31, 2011.  There were four loans restructured or otherwise impaired totaling $843,060 not already included in nonaccrual status at December 31, 2010.  During the year ended December 31, 2011 and 2010, we received approximately $37,452 and $13,513 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $75,069 and $38,323, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $126,216 and $88,250 in interest income on loans that were impaired during the years ended December 31, 2011 and 2010.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	358,713	515,996	—	512,821	36,274
Construction, land development, and other land	594,147	627,820	—	626,668	15,638
Consumer	—	—	—	—	—
Residential	379,811	412,804	—	406,734	7,078
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	35,918	224,926	818	202,965	—
Construction, land development, and other land	732,605	761,577	29,905	847,916	31,565
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	307,833	307,141	74,511	214,801	12,651
Residential HELOC	—	—	—	—	—

Total
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	394,631	740,922	818	715,786	36,274
Construction, land development, and other land	1,326,752	1,389,397	29,905	1,474,584	47,203
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	687,644	719,945	74,511	621,535	19,729
Residential HELOC	—	—	—	—	—

Total	$2,692,395	$3,262,944	$175,009	$3,156,090	$126,216

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$9,241	$9,241	$—	$16,998	$560
Commercial real estate	—	—	—	—	—
Construction, land development, and other land	1,050,819	1,050,819	—	1,029,206	43,535
Consumer	—	—	—	—	—
Residential	30,381	30,381	—	30,574	1,548
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$239,617	$266,518	$162,956	$278,112	$12,586
Commercial real estate	70,769	199,943	4,769	196,659	1,107
Construction, land development, and other land	519,121	520,508	9,897	525,284	8,283
Consumer	16,423	16,423	16,423	7,208	613
Residential	296,199	296,199	12,199	292,430	19,327
Residential HELOC	18,691	18,691	18,691	18,679	692

Total
Commercial	$248,858	$275,759	$162,956	$295,110	$13,146
Commercial real estate	70,769	199,943	4,769	196,659	1,107
Construction, land development, and other land	1,569,940	1,571,327	9,897	1,554,490	51,818
Consumer	16,423	16,423	16,423	7,208	613
Residential	326,580	326,580	12,199	323,004	20,875
Residential HELOC	18,691	18,691	18,691	18,679	692

Total	$2,251,261	$2,408,723	$224,935	$2,395,150	$88,251

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At December 31, 2011 and December 31, 2010, we had 12 loans totaling $1,999,781 and four loans totaling $1,346,034, respectively, which we considered to be TDRs.  During the year ended December 31, 2011, we modified eight loans that were considered to be TDRs.  We extended the terms for five of these loans and the interest rate and term were modified for three of these loans.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

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

As a result of adopting the amendments in ASU 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered TDRs under the amended guidance.  The Bank identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, we identified them as impaired under the guidance in ASC 310-10-35.  The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.  At the end of the first period of adoption (December 31, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $786,000, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $90,100.  In the determination of the allowance for loan losses, management considers TDRs on loans and subsequent defaults in these restructurings by measuring impairment, on a loan by loan basis, based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The following table summarizes the recorded investment in our TDRs before and after their modification during the respective period.

	For the year ended December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial real estate	1	$343,000	$343,000
Consumer	1	201,000	67,000
Residential	6	369,000	376,000

		$913,000	$786,000

For the twelve months ended
December 31, 2011
	Number	Recorded
	of Contracts	Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Construction, land development and other land	—	—
Residential	5	$247,000

Seven loans that had been previously restructured subsequently defaulted during the twelve months ended December 31, 2011.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2011	2010
Building and improvements	337,462	284,953
Furniture and equipment	1,099,530	1,054,566
Automobiles	98,496	98,496

Total	1,535,488	1,438,015

Less, accumulated depreciation	871,530	684,306

Premises, furniture and equipment, net	$663,958	$753,709

Depreciation expense was $194,024 and $220,995 for the years ended 2011 and 2010, respectively.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2011 and 2010 are summarized below:

	2011	2010
Balance, beginning of year	$3,293,167	$501,037
Additions	625,711	3,260,032
Sales	(552,920)	(402,011)
Write downs	(184,399)	(65,891)

Balance, end of year	$3,181,559	$3,293,167

NOTE 7 - DEPOSITS

At December 31, 2011, the scheduled maturities of certificates of deposit were as follows:

Amount
Maturing In:
2012	$21,672,586
2013	7,918,023
2014	2,125,365
2015	2,220,723
2016	1,096,782

Total	$35,033,479

At December 31, 2011 , the Company did not have any third party brokered deposits and at December 31, 2010 had $2,217,000 in time deposits obtained through third party brokers.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 - FHLB ADVANCES

At December 31, 2011 and December 31, 2010, we had $7,000,000 and $3,000,000 advances outstanding, respectively.  FHLB advances at December 31, 2011 consisted of the following:

Interest Basis	Current Rate	Maturity	Outstanding Balance

Convertible	2.615%	February 25, 2013	$3,000,000
Fixed	0.260%	August 13, 2012	1,000,000
Fixed	0.370%	February 11, 2013	1,000,000
Fixed	0.430%	August 12, 2013	1,000,000
Fixed	1.070%	August 11, 2015	1,000,000

NOTE 9 - STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Business Development Officer, the Chief Financial Officer (CFO), and the former Chief Executive Officer (CEO) and President, stock options were granted to each as part of their compensation and benefits package.  Under these agreements, the former CEO and President was granted 79,399 stock options, the Chief Business Development Officer 61,755 options and the CFO 44,110 options.  The former CEO and President resigned on January 21, 2009 at which time 79,399 options were forfeited.  All options granted to the executive officers vest over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Plan has 194,481 shares available to grant at December 31, 2011 with 71,819 options still outstanding.  The Company did not grant any options during 2011 or 2010.

The Company did not recognize any stock-based employee compensation expense associated with its stock option grants during 2011. The Company recognized $29,384 of stock-based employee compensation expense during 2010 associated with its stock option grants.  The Company recognized the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.  As of December 31, 2011, all the compensation cost related to stock option grants had been recognized.

A summary of the activity under the stock option plan for the year ended December 31, 2011 and 2010 is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	82,391	$10.00	138,237	$10.00
Granted during the period	—	—
Exercised during the period	—	—
Forfeited during the period	(10,572)	10.00	(55,846)	10.00

Outstanding, end of period	71,819	$10.00	82,391	$10.00

Options exercisable at year end	71,819	$10.00	82,391	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2011 is 5.07 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2011. All of the options outstanding as of December 31, 2011 are fully vested.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share.  The warrants vest over three years and expire on October 16, 2016.  Warrants held by directors and officers of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability).  Upon resignation of the Company’s former CEO and President, 10,000 warrants were forfeited.

At December 31, 2011, 90,000 shares of the outstanding warrants were exercisable.  There was no compensation expense related to warrants for the years ended December 31, 2011 and 2010. As of December 31, 2011, all the compensation cost related to stock warrants had been recognized.

NOTE 11 - INCOME TAXES

Income tax benefit is summarized as follows:

	Years ended December 31,
	2011	2010
Current portion:
Federal	$—	$—
State	16,476	—
Total current	16,476	—

Deferred income taxes	(131,050)	(292,705)

Income tax benefit	$(114,574)	$(292,705)

Income tax benefit is allocated as follows:
To continuing operations	$(392,508)	$—
To other comprehensive income	277,934	(292,705)

Income tax benefit	$(114,574)	$(292,705)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$366,023	$419,224
Net operating loss carryforward	2,261,422	2,285,285
Organization and start-up costs	192,873	212,488
Unrealized loss on securities available for sale	—	207,634
Other	256,654	186,306

Deferred tax assets	3,076,972	3,310,937

Valuation allowance	(2,482,541)	(2,909,693)

Total deferred tax assets	594,431	401,244

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES - continued

	Years ended December 31,
	2011	2010
Deferred tax liabilities:
Unrealized gain on securities available for sale	70,300	—
Accumulated depreciation	93,709	96,775
Prepaid expenses	46,326	44,567
Loan origination costs	45,412	52,268

Total deferred tax liabilities	255,747	193,610

Net deferred tax asset	$338,684	$207,634

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that a partial valuation allowance is needed at December 31, 2011.  Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2011.  Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets.  The valuation allowance was reduced by $427,152 in 2011.  Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

The Company has a federal net operating loss of $6,569,326 and a state net operating loss of $843,983 as of December 31, 2011.  These net operating losses expire in the years 2026 through 2031.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2011	2010

Tax expense (benefit) at statutory rate	$118,490	$(101,509)
Stock compensation expense	—	9,991
Tax exempt income	(91,089)	—
State income, net of federal income tax benefit	21,498	—
Change in valuation allowance	(427,152)	141,897
Other	(14,255)	(50,379)

Income tax benefit	$(392,508)	$—

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2008 and subsequent years are subject to examination by taxing authorities.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2011 and 2010:

	2011	2010

Balance, January 1	$3,301,462	$3,947,014
Disbursements	918,819	215,521
Repayments	(326,916)	(861,073)

Balance, December 31,	$3,893,365	$3,301,462

Deposits by directors, including their affiliates and executive officers, at December 31, 2011 and 2010 were $1,636,019 and $940,657, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a sale-leaseback agreement in December 2009 for a portion of the property located in Cayce, South Carolina.  The lease is for a period of 15 years. The Company may, at its option, extend the lease for three consecutive renewal terms of five years each. In June 2010, the Company entered into a sale-leaseback agreement for the branch and office building located at 1201 Knox Abbot Drive in Cayce, South Carolina. The lease is for a period of 15 years. The Company may, at its option, extend the lease for two consecutive renewal terms of five years each.  Minimum rental commitments as of December 31, 2011 are as follows:

2012	$401,177
2013	409,206
2014	417,389
2015	425,737
2016 and thereafter	3,859,195

Total	$5,512,704

The leases have various renewal options and require increased rentals under various standard percentages.  Rental expenses, net of rental income, charged to occupancy and equipment expense in 2011 and 2010 were $337,326 and $266,981, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - INCOME (LOSS) PER SHARE

All income (loss) per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the organizers of the Company. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. No TARP warrants are outstanding.  Outstanding options and warrants are out-of-the-money and thus, are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

	2011	2010
Net loss per share - basic computation:

Net income (loss) available to common shareholders	$532,868	$(506,698)

Average common shares outstanding - basic	$1,764,439	$1,764,439

Basic income (loss) per share	$0.30	$(0.29)

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - REGULATORY MATTERS - continued

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, do not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of December 31, 2011 and December 31, 2010, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions and was considered “well-capitalized” under regulatory capital framework.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions.

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk-weighted assets)	$13,225	15.44%	$6,853	8.00%	$8,566	10.00%
Tier 1 capital (to risk-weighted assets)	12,141	14.17%	3,427	4.00%	5,140	6.00%
Tier 1 capital (to average assets)	12,141	9.84%	4,935	4.00%	6,168	5.00%

December 31, 2010
Total capital (to risk-weighted assets)	$12,538	14.09%	$7,117	8.00%	$8,896	10.00%
Tier 1 capital (to risk-weighted assets)	11,421	12.84%	3,558	4.00%	5,338	6.00%
Tier 1 capital (to average assets)	11,421	9.16%	4,989	4.00%	6,237	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions and “well-capitalized” under prompt corrective action provisions.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2011 and 2010, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $9,550,000 and $9,100,000, respectively.  These lines of credit are available on a one to twenty day basis for general corporate purposes.  The Company also has a credit line to borrow funds from the FHLB.  The remaining credit availability as of December 31, 2011 was $5,197,000.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank.  A South Carolina state bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In general, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions, provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination.  The Bank must obtain approval from the SCBFI prior to the payment of any other cash dividends.  In addition, the Bank currently must obtain prior approval from the FDIC and the SCBFI prior to the payment of any cash dividends.  In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  Currently, the Company also has to obtain the prior written approval of the Federal Reserve Bank of Richmond before declaring or paying any dividends.

Under Federal Reserve Board regulations, the amount of loans or advances from the Bank to the Company are also restricted.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $10,228,217 and $10,965,617 at December 31, 2011 and 2010, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2011 and 2010, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The Company had approximately $225,000 and $125,000 in letters of credit outstanding as of December 31, 2011 and 2010 respectively.

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS - continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,486,703	$2,486,703	$2,771,515	$2,771,515
Federal funds sold	86,000	86,000	2,280,000	2,280,000
Securities available-for-sale	26,952,357	26,952,357	20,776,657	20,776,657
Securities held-to-maturity	—	—	1,143,249	1,133,220
Nonmarketable equity securities	615,900	615,900	474,300	474,300
Loans receivable, net	86,948,990	86,064,131	88,783,548	88,091,769
Accrued interest receivable	561,545	561,545	503,753	503,753

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,492,970	67,492,970	59,626,692	59,626,692
Certificates of deposit and other time deposits	35,033,479	35,435,465	46,959,300	47,362,426
Federal Home Loan Bank advances	7,000,000	7,018,342	3,000,000	3,107,944
Accrued interest payable	28,130	28,130	44,059	44,059

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,228,217	$—	$10,965,617	$—
Financial standby letters of credit	225,000	—	125,000	—

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS - continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011 and 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$17,640,339	$—	$17,640,339	$—
Mortgage-backed securities	1,597,764	—	1,597,764	—
State, county and municipals	7,714,254	—	7,714,254	—

Total assets	$26,952,357	$—	$26,952,357	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$15,843,864	$—	$15,843,864	$—
Mortgage-backed securities	2,118,254	—	2,118,254	—
State, county and municipals	2,814,539	—	2,814,539	—

Total assets	$20,776,657	$—	$20,776,657	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2011 or 2010.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,517,386	$—	$2,517,386	$—
Other real estate owned	3,181,559	—	3,181,559	—

Total assets	$5,698,945	$—	$5,698,945	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,026,326	$—	$2,026,326	$—
Other real estate owned	3,293,167	—	3,293,167	—

Total assets	$5,319,493	$—	$5,319,493	$—

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2011 or 2010.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,692,395 at December 31, 2011 with a valuation allowance of $175,009.  Impaired loans had a carrying value of $2,251,261 at December 31, 2010, with a valuation allowance of $224,935.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,181,559 at December 31, 2011 and $3,293,167 at December 31, 2010.  There was $184,399 in write downs of other real estate owned during the year ended December 31, 2011 and there were $65,891 in write downs of other real estate owned during the year ended December 31, 2010.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2011	2010
Assets:
Cash	$3,146	$372,682
Investment in banking subsidiary	12,276,853	11,010,241
Deferred tax asset	23,853	—

Total assets	$12,303,852	$11,382,923

Liabilities and shareholders’ equity:
Accrued interest payable	$—	$4,856
Other liabilities	22,387	201,419

Total liabilities	22,387	206,275

Shareholders’ equity	12,281,465	11,176,648

Total liabilities and shareholders’ equity	$12,303,852	$11,382,923

Condensed Statements of Operations

	For the years ended
	December 31,
	2011	2010

Income	$—	$8,000

Expenses:
Interest	4,188	4,856
Stock based compensation expense	—	29,384
Loss on sale of assets	—	174,047
Other expenses	2,472	35,562

Total expense	6,660	243,849

Loss before income taxes and equity in undistributed earnings of banking subsidiary	(6,660)	(235,849)

Equity in undistributed income (losses) of banking subsidiary	723,814	(62,708)

Income tax benefit	23,853	—

Net income (loss)	$741,007	$(298,557)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$741,007	$(298,557)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	—	24,304
Equity in undistributed (income) losses of banking subsidiary	(723,814)	62,708
Loss on sale of assets	—	174,047
(Decrease) increase in accrued interest payable	(4,856)	4,856
(Decrease) increase in other liabilities	—	22
Increase in deferred tax asset	(23,853)	—
Stock and warrant compensation expense	—	29,384

Net cash used by operating activities	(11,516)	(3,236)

Cash flows from investing activities:
Sale of premises and equipment	—	2,265,553
Capital contribution to Bank	—	(1,938,000)

Net cash provided by investing activities	—	327,553

Cash flows from financing activities:
Dividends paid on preferred stock	(358,020)	—

Net cash used by financing activities	(358,020)	—

Net (decrease) increase in cash and cash equivalents	(369,536)	324,317

Cash, beginning of year	372,682	48,365

Cash, end of year	$3,146	$372,682

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Congaree Bancshares, Inc. and Subsidiary, will be held on May 24, 2012 at Clarion Inn - Airport, 500 Chris Drive, West Columbia, South Carolina 29169.

CORPORATE OFFICE:

1219 Knox Abbott Drive

Cayce, South Carolina 29033

Phone 803.794.2265

INDEPENDENT AUDITORS:	CORPORATE COUNSEL:

Elliott Davis, LLC	Nelson Mullins Riley & Scarborough, LLP
1901 Main Street, Suite 1650	Atlantic Station
Columbia, South Carolina 29202	201 17th Street NW, Suite 1700
Atlanta, Georgia 30363

STOCK INFORMATION:

The Common Stock of Congaree Bancshares, Inc. is listed on the OTC bulletin board under the ticker symbol CNRB.OB. Trading and quotations of the common stock have been limited and sporadic.  Trading prices have ranged from $3.55 per share to $1.25 per share during 2011.  As of December 31, 2011, there were 1,764,439 shares outstanding.

The ability of Congaree Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from Congaree State Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends.  All of the Bank’s dividends to the Company are payable only from the undivided profits of the Bank.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2011.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 24, 2012.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 24, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 24, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 24, 2012.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2012 annual meeting of shareholders to be held on May 24, 2012.

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

10.7	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.8	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.*

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

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements*.

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

CONGAREE BANCSHARES, INC.

Date: March 28, 2012	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2012	By:	/s/ Charlie T. Lovering
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

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 28, 2012
Thomas Hal Derrick

/s/ Charles A. Kirby	President and Chief Executive Officer	March 28, 2012
Charles A. Kirby	(Principal Executive Officer)

/s/ Stephen P. Nivens	Senior Vice President, Director	March 28, 2012
Stephen P. Nivens

/s/ E. Daniel Scott	Director	March 28, 2012
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 28, 2012
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 28, 2012
J. Larry Stroud

/s/ Donald E. Taylor	Director	March 28, 2012
Donald E. Taylor

/s/ John D. Thompson	Director	March 28, 2012
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer,	March 28, 2012
Charlie T. Lovering	(Principal Financial and Accounting Officer)

Director
Harry Michael White

/s/ Samuel M. Corley	Director	March 28, 2012
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 28, 2012
J. Kevin Reeley

EXHIBIT INDEX

Exhibit	Description

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

99.1	Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

99.2	Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (iv) Notes to Consolidated Financial Statements*.

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