Form 10-Q
period 2012-03-31
Congaree Bancshares Inc
filed 2012-05-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 11, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011
Assets:
Cash and due from banks	$4,013,218	$2,486,703
Federal funds sold	1,452,000	86,000
Total cash and cash equivalents	5,465,218	2,572,703

Securities available-for-sale	26,602,452	26,952,357
Non-marketable equity securities	615,900	615,900

Loans receivable	84,481,969	88,344,578
Less allowance for loan losses	1,532,703	1,395,588
Loans, net	82,949,266	86,948,990

Premises, furniture and equipment, net	632,975	663,958
Accrued interest receivable	440,752	561,545
Other real estate owned	2,995,106	3,181,559
Other assets	788,450	496,534
Total assets	$120,490,119	$121,993,546
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$10,245,079	$10,736,458
Interest-bearing transaction accounts	4,843,297	5,458,963
Savings and money market	52,311,660	51,297,549
Time deposits $100,000 and over	15,495,058	15,603,081
Other time deposits	17,578,070	19,430,398
Total deposits	100,473,164	102,526,449

Federal Home Loan Bank advances	7,000,000	7,000,000
Accrued interest payable	18,520	28,130
Other liabilities	176,106	157,502
Total liabilities	107,667,790	109,712,081

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at March 31, 2012 and December 31, 2011	3,207,961	3,199,913
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2012 and December 31, 2011	171,710	172,476
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at March 31, 2012 and December 31, 2011	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(8,466,382)	(8,933,358)
Accumulated other comprehensive income	203,072	136,466

Total shareholders’ equity	12,822,329	12,281,465
Total liabilities and shareholders’ equity	$120,490,119	$121,993,546

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$1,189,507	$1,219,689
Securities available for sale, taxable	187,216	173,307
Federal funds sold and other	283	4,669

Total interest income	1,377,006	1,397,665

Interest expense:
Time deposits $100,000 and over	47,486	88,273
Other deposits	134,238	242,207
Other borrowings	25,457	20,399

Total interest expense	207,181	350,879

Net interest income	1,169,825	1,046,786

Provision for loan losses	177,000	69,000

Net interest income after provision for loan losses	992,825	977,786

Noninterest income:
Service charges on deposit accounts	65,345	68,688
Residential mortgage origination fees	3,905	14,405
Gain on sale of securities available for sale	121,201	—
Other	39,909	37,619

Total noninterest income	230,360	120,712

Noninterest expenses:
Salaries and employee benefits	417,260	435,285
Net occupancy	134,014	120,437
Furniture and equipment	91,849	92,680
Professional fees	69,554	44,403
Regulatory fees and FDIC assessment	47,137	91,970
Net cost of operation of other real estate owned	130,509	71,442
Other operating	166,491	173,194

Total noninterest expense	1,056,814	1,029,411

Income before income taxes	166,371	69,087
Income tax benefit	352,639	377,315

Net income	519,010	446,402

Net accretion of preferred stock to redemption value	7,282	7,283
Preferred dividends	44,752	44,752

Net income available to common shareholders	$466,976	$394,367

Income per common share

Basic income per common share	$0.26	$0.22

Weighted average common shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Condensed Statement of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2012	2011

Net income	$519,010	$446,402

Other comprehensive, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	100,920	67,730
Tax effect	(34,314)	(22,940)

Other comprehensive income	$66,606	$44,790

Comprehensive Income	$585,616	$491,192

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2012 and 2011 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (loss)	Total
Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		8,048				(8,048)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(44,752)		(44,752)
Net income						446,402		446,402
Other comprehensive income, net of taxes of $22,940							44,790	44,790

Balance, March 31, 2011	3,449	$3,350,543	1,764,439	$17,644	$17,688,324	$(9,071,859)	$(361,564)	$11,623,088

Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465

Accretion of Series A discount on preferred stock		8,047				(8,047)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(44,752)		(44,752)
Net income						519,010		519,010
Other comprehensive income, net of taxes of $34,314							66,606	66,606

Balance, March 31, 2012	3,449	$3,379,671	1,764,439	$17,644	$17,688,324	$(8,466,382)	$203,072	$12,822,329

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities
Net income	$519,010	$446,402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	177,000	69,000
Deferred income tax benefit	(352,639)	(377,315)
Depreciation and amortization expense	41,604	48,847
Discount accretion and premium amortization	37,083	36,892
Increase (decrease) in accrued interest receivable	120,793	(11,354)
Decrease in accrued interest payable	(9,610)	(6,654)
Gain from sale of securities available-for-sale	(121,201)	—
Write downs on sales of other real estate owned	123,214	2,525
Decrease in other assets	26,410	47,248
Increase (decrease) in other liabilities	18,604	(23,301)
Net cash provided by operating activities	580,268	232,290

Cash flow from investing activities
Proceeds from maturities, calls, and paydowns of securities available-for-sale	2,809,675	1,152,969
Proceeds from sales of securities available-for-sale	6,502,229	—
Purchase of securities available-for-sale	(8,776,962)	(3,739,435)
Proceeds from sales of other real estate owned	498,290	—
Net decrease in loans receivable	3,387,673	2,505,673
Purchase of premises, furniture and equipment	(10,621)	(54,692)
Net cash provided (used) by investing activities	4,410,284	(135,485)

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	(491,379)	343,749
Increase (decrease) in interest-bearing deposits	(1,561,906)	5,259,991
Dividends paid on preferred stock	(44,752)	—

Net cash (used) provided by financing activities	(2,098,037)	5,603,740

Net increase in cash and cash equivalents	2,892,515	5,700,545

Cash and cash equivalents at beginning of the period	2,572,703	5,051,515

Cash and cash equivalents at end of the period	$5,465,218	$10,752,060

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$216,791	$357,533
Transfer of loans to other real estate	$435,051	$217,800

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012.

Note 2 — Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2011 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Income Per Common Share

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the organizers.  The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

Basic and diluted net income per common share are computed below for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Basic net income per common share computation:
Net income available to common shareholders	$466,976	$394,367
Average common shares outstanding — basic	1,764,439	1,764,439
Basic net income per common share	$0.26	$0.22

Diluted net income per common share computation:
Net income available to common shareholders	$466,976	$394,367
Average common shares outstanding — basic	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439
Diluted net income per common share	$0.26	$0.22

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The change in the components of other comprehensive income and related tax effects are as follows for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Change in unrealized gains on securities available for sale	$222,121	$67,730
Reclassification adjustment for gains realized in net income	121,201	—
Net change in unrealized gains on securities	100,920	67,730
Tax effect	(34,314)	(22,940)
Net-of-tax amount	$66,606	$44,790

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2012, and determined that no subsequent events occurred requiring accrual or disclosure.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company beginning January 1, 2012 but did not have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 but did not have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments were applied retrospectively.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Certificates of Deposit - The carrying amount is a reasonable estimate of fair value, due to the short-term nature of such items and is classified as Level 1.

Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value and is classified as Level 1.

Investment Securities - The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes. The fair values of securities available-for-sale equal the carrying amounts, which are the quoted market prices and classified as Level 2.  If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.  The carrying value of nonmarketable equity securities approximates the fair value since no ready market exists for the stocks resulting in a Level 2 classification.

Loans Receivable — The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification.  For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and are classified as Level 2.

FHLB Advances - For disclosure purposes, the fair value of the Federal Home Loan Bank (the “FHLB”) fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
(dollars in thousands)	Carrying		Liabilities	Inputs	Inputs
March 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Instruments - Assets
Cash and due from banks	$4,013,218	$4,013,218	$4,013,218	$—	$—
Federal funds sold	1,452,000	1,452,000	1,452,000
Securities available-for-sale	26,602,452	26,602,452		26,602,452
Nonmarketable equity securities	615,900	615,900		615,900
Loans, net	82,949,266	82,206,273	—	—	82,206,273
Accrued interest receivable	440,752	440,752	440,752

Financial Instruments — Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	67,400,036	67,400,036	67,400,036
Time Deposits	33,073,128	33,140,374	33,140,374	—	—
Federal Home Loan Bank advances	7,000,000	7,036,698	—	7,036,698	—
Accrued interest payable	18,520	18,520	18,520	—	—

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,486,703	$2,486,703
Federal funds sold	86,000	86,000
Securities available-for-sale	26,952,357	26,952,357
Nonmarketable equity securities	615,900	615,900
Loans receivable, net	86,948,990	86,064,131
Accrued interest receivable	561,545	561,545

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,492,970	67,492,970
Certificates of deposit and other time deposits	35,033,479	35,435,465
Federal Home Loan Bank advances	7,000,000	7,018,342
Accrued interest payable	28,130	28,130

	March 31, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,703,492	$—	$10,228,217	$—
Financial standby letters of credit	240,000	—	225,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At both March 31, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$17,564,138	$—	$17,564,138	$—
Corporate bonds	469,444		469,444
Mortgage-backed securities	74,028	—	74,028	—
State, county and municipals	8,494,842	—	8,494,842	—

Total assets	$26,602,452	$—	$26,602,452	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$17,640,339	$—	$17,640,339	$—
Mortgage-backed securities	1,597,764	—	1,597,764	—
State, county and municipals	7,714,254	—	7,714,254	—

Total assets	$26,952,357	$—	$26,952,357	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2012
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,977,846	$—	$1,977,846	$—
Other real estate owned	2,995,106	—	2,995,106	—

Total assets	$4,972,952	$—	$4,972,952	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,517,386	$—	$2,517,386	$—
Other real estate owned	3,181,559	—	3,181,559	—

Total assets	$5,698,945	$—	$5,698,945	$—

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,307,554 at March 31, 2012 with a valuation allowance of $329,708.  Impaired loans had a carrying value of $2,692,395 at December 31, 2011 with a valuation allowance of $175,009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,995,106 at March 31, 2012 and $3,181,559 at December 31, 2011.  There was approximately $123,214 in write downs of other real estate owned during the quarter ended March 31, 2012 and there were approximately $2,525 in write downs of other real estate owned during the quarter ended March 31, 2011.  The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2012
Government sponsored enterprises	$17,513,761	$110,020	$59,643	$17,564,138
Corporate Bonds	469,891		447	469,444
Mortgage-backed securities	67,889	6,139	—	74,028
State, county and municipal	8,243,226	271,712	20,096	8,494,842
	$26,294,767	$387,871	$80,186	$26,602,452

December 31, 2011
Government sponsored enterprises	$17,610,997	$65,833	$36,491	$17,640,339
Mortgage-backed securities	1,550,263	47,501	—	1,597,764
State, county and municipal	7,584,332	204,484	74,562	7,714,254

	$26,745,592	$317,818	$111,053	$26,952,357

The amortized cost and estimated fair values of securities held-to-maturity were:

There were no securities classified as held-to-maturity at March 31, 2012 and December 31, 2011.

Proceeds from sales of available-for-sale securities were $6,502,229 for the period ended March 31, 2012. There were no sales of available-for-sale securities for the period ended March 31, 2011.  Gross gains of $121,201 were recognized on those sales for the period ended March 31, 2012.

The amortized costs and fair values of investment securities at March 31, 2012, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value

Due within one year	$50,867	$52,208
Due after one through five years	584,373	591,487
Due after five through ten years	6,351,337	6,473,930
Due after ten years	19,308,190	19,484,827
Total securities	$26,294,767	$26,602,452

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012
Government sponsored enterprises	$4,190,357	$59,643	$—	$—	$4,190,357	$59,643
Corporate bonds	469,444	447	—	—	469,444	447
State, county and municipal	1,688,548	20,096	—	—	1,688,548	20,096

	$6,348,349	$80,186	$—	$—	$6,348,349	$80,186

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
Government sponsored enterprises	$6,123,430	$36,491	$—	$—	$6,123,430	$36,491
State, county and municipal	2,696,848	74,562	—	—	2,696,848	74,562

	$8,820,278	$111,053	$—	$—	$8,820,278	$111,053

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at March 31, 2012 or December 31, 2011.

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

At March 31, 2012 and December 31, 2011, securities with estimated fair value of $3,839,342 and $4,506,798, respectively, were pledged to secure public deposits as required by law.

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,013,336	37.89%	$33,004,243	37.36%
Construction, Land Development, & Other Land	8,089,197	9.58%	8,753,485	9.91%
Residential Mortgages	11,754,049	13.91%	13,265,488	15.02%
Residential Home Equity Lines of Credit (HELOCs)	23,195,580	27.46%	23,452,498	26.55%
Total Real Estate	75,052,162	88.84%	78,475,715	88.83%

Commercial	8,192,966	9.70%	8,660,727	9.80%
Consumer	1,236,841	1.46%	1,208,136	1.37%
Gross loans	84,481,969	100%	88,344,578	100%
Less allowance for loan losses	(1,532,703)		(1,395,588)

Total loans, net	82,949,266		86,948,990

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	7,017,981	29,572,905	6,705,454	1,095,523	9,646,543	21,569,163	75,607,569
Special Mention	724,128	946,316	177,943	67,734	976,564	1,299,315	4,192,000
Substandard or Worse	450,857	1,494,115	1,205,800	73,584	1,130,942	327,102	4,682,400

Total	8,192,966	32,013,336	8,089,197	1,236,841	11,754,049	23,195,580	84,481,969

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2011:

			Construction,
			Land,
			Development,
		Commercial	and		Residential
	Commercial	Real Estate	Other Land	Residential	HELOCs	Consumer	Total

Grade:
Pass	$7,128,910	$30,420,039	$6,976,391	$10,835,930	$21,784,060	$1,110,399	$78,255,729
Special mention	1,073,539	739,155	320,761	444,576	1,166,773	—	3,744,804
Substandard or worse	458,278	1,845,049	1,456,333	1,984,982	501,666	97,737	6,344,045

Total	$8,660,727	$33,004,243	$8,753,485	$13,265,488	$23,452,499	$1,208,136	$88,344,578

The following is an aging analysis of our loan portfolio at March 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,404	$—	$216,168	$266,572	$7,926,394	$8,192,966	$—
Commercial Real Estate	482,639	—	52,910	535,549	31,477,787	32,013,336	—
Construction, Land Development, and Other Land	—	26,600	567,344	593,944	7,495,253	8,089,197	—
Consumer	31,852	—	—	31,852	1,204,989	1,236,841	—
Residential	181,408	102,828	—	284,236	11,469,813	11,754,049	—
Residential HELOC	157,237	—	—	157,237	23,038,343	23,195,580	—

Total	$903,540	$129,428	$836,422	$1,869,390	$82,612,580	$84,481,969	$—

The following is an aging analysis of our loan portfolio at December 31, 2011:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing

Commercial	$89,946	$279,604	$—	$369,550	$8,291,177	$8,660,727	$—
Commercial real estate	161,654	—	52,118	213,772	32,790,471	33,004,243	—
Construction, land development and other land	—	—	812,429	812,429	7,941,056	8,753,485	—
Consumer	—	—	—	—	1,208,136	1,208,136	—
Residential	486,748	—	273,661	760,409	12,505,079	13,265,488	—
Residential HELOC	99,155	—	—	99,155	23,353,344	23,452,499	—

Total	$837,503	$279,604	$1,138,208	$2,255,315	$86,089,263	$88,344,578	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	March 31, 2012	December 31, 2011
Commercial	$308,969	$216,168
Commercial Real Estate	52,910	52,118
Construction, Land Development, & Other Land	567,344	812,429
Consumer	44,567	67,200
Residential	—	402,860
Residential HELOCs	—	—

Total	$973,790	$1,550,775

Transactions in the allowance for loan losses are summarized below:

	March 31, 2012	December 31, 2011	March 31, 2011
Balance, beginning of period	$1,395,588	$1,552,061	$1,552,061
Provision charged to operations	177,000	744,000	69,000
Loans charged-off	(43,401)	(902,143)	(112,904)
Recoveries of loans previously charged-off	3,516	1,670	750

Balance, end of period	$1,532,703	$1,395,588	$1,508,907

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs	—	—	—	—	(43,401)	—	—	(43,401)
Recoveries	340	—	3,176	—	—	—	—	3,516
Provision	98,432	(60,324)	2,944	13,973	53,251	82,623	(13,899)	177,000
Ending Balance	$355,603	$248,540	$191,030	$68,702	$193,788	$417,848	$57,192	$1,532,703

Ending Balances:
Individually evaluated for impairment	$195,569	$1,610	$28,723	$28,523	$75,283	$—	$—	329,708
Collectively evaluated for impairment	$160,034	$246,930	$162,307	$40,179	$118,505	$417,848	$57,192	$1,202,995

Loans Receivable:
Ending Balance - Total	$8,192,966	$32,013,336	$8,089,197	$1,236,841	$11,754,049	$23,195,580	$—	$84,481,969

Ending Balances:
Individually evaluated for impairment	$308,969	$394,365	$1,078,066	$112,301	$413,853	$—	$—	$2,307,554
Collectively evaluated for impairment	$7,883,997	$31,618,970	$7,011,132	$1,124,540	$11,340,196	$23,195,580	$—	$82,174,415

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

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	357,655	516,525	—	511,931	6,920
Construction, Land Development, & Other Land	459,843	459,843	—	458,756	—
Consumer	—	—	—	—	—
Residential	106,045	106,045	—	106,153	1,771
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$308,969	$308,969	$195,569	$308,824	$1,399
Commercial Real Estate	36,710	227,358	1,610	205,720	—
Construction, Land Development, & Other Land	618,223	652,231	28,723	666,590	8,055
Consumer	112,301	241,613	28,523	97,948	216
Residential	307,808	307,808	75,283	307,345	4,155
Residential HELOC	—	—	—	—	—

Total
Commercial	$308,969	$308,969	$195,569	$308,824	$1,399
Commercial Real Estate	394,365	743,883	1,610	717,651	6,920
Construction, Land Development, & Other Land	1,078,066	1,112,074	28,723	1,125,346	8,055
Consumer	112,301	241,613	28,523	97,948	216
Residential	413,853	413,853	75,283	413,498	5,926
Residential HELOC	—	—	—	—	—
	$2,307,554	$2,820,392	$329,708	$2,663,267	$22,516

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	358,713	515,996	—	512,821	36,274
Construction, land development, and other land	594,147	627,820	—	626,668	15,638
Consumer	—	—	—	—	—
Residential	379,811	412,804	—	406,734	7,078
Residential HELOC	—	—	—	—	—
With an allowance recorded
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	35,918	224,926	818	202,965	—
Construction, land development, and other land	732,605	761,577	29,905	847,916	31,565
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	307,833	307,141	74,511	214,801	12,651
Residential HELOC	—	—	—	—	—
Total
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	394,631	740,922	818	715,786	36,274
Construction, land development, and other land	1,326,752	1,389,397	29,905	1,474,584	47,203
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	687,644	719,945	74,511	621,535	19,729
Residential HELOC	—	—	—	—	—

Total	$2,692,395	$3,262,944	$175,009	$3,156,090	$126,216

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At March 31, 2012 and December 31, 2011, we had 13 loans totaling $1,930,394 and 12 loans totaling $1,999,781, respectively, which we considered to be TDRs.  During the three months ended March 31, 2012, we modified two loans that were considered to be TDRs.   We extended terms and modified the interest rate both of these loans.

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

The following table summarizes the recorded investment in our TDRs before and after their modification during the respective period.

	For the three months ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial real estate	1	$93,734	$93,734
Consumer	1	45,075	44,567
		$138,809	$138,301

There were no loans that were previously restructured as TDRs in the previous twelve months that subsequently defaulted during the three month period ended March 31, 2012.   The Company considers the payment default to be a past due payment over 90 days.

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2012 and December 31, 2011 are summarized below:

	2012	2011
Balance, beginning of period	$3,181,559	$3,293,167
Additions	435,051	625,711
Sales	(498,290)	(552,920)
Write downs	(123,214)	(184,399)
Balance, end of period	$2,995,106	$3,181,559

Note 8 - Regulatory Matters

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures and, as of April 8, 2011, the Consent Order was terminated.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of March 31, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions. For additional information on the Bank’s regulatory restrictions, including actions the Bank has taken in response to these regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

Note 9 - Dividends on Series A Preferred Stock Issued to U.S. Treasury

On January 9, 2009, as part of the CPP established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Series A Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Series B Preferred Stock has a dividend rate of 9% per year.  Although it previously deferred five quarterly interest payments, the Company is now current on its dividend obligations to Treasury.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2011 filed with the SEC, and the following:

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

•                  potential non-payment of dividends on our Preferred Stock issued to the U.S. Treasury under the CPP;

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

•                  changes in political conditions or the legislative or regulatory environment, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the Treasury’s CPP and other governmental initiatives affecting the financial services industry;

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

These risks are exacerbated by the developments over the last three years in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  Beginning in 2008 and continuing into 2012, the capital and credit markets have experienced severe levels of volatility and disruption. There can be no assurance that these challenging developments will not continue to materially and adversely affect our business, financial condition and results of operations.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the three month periods ended March 31, 2012 and 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.

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

Recent Regulatory Developments

Consent Order - Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the SCBFI (the “Supervisory Authorities”) on May 11, 2010.  The Consent Order required specific actions needed to address certain findings from a past FDIC report of examination and to address the Bank’s financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning. The Board of Directors and management of the Bank aggressively worked to improve these practices and procedures and, as of April 8, 2011, the Consent Order was terminated.  However, the Supervisory Authorities have instituted certain ongoing requirements for the Bank, including the following:

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

The Board of Directors and management of the Bank believe the Bank is currently in substantial compliance with the foregoing requirements set forth by the Supervisory Authorities, and the Board of Directors and management will continue to work diligently to ensure the Bank remains in compliance with these requirements.  Failure to meet these requirements established by the Supervisory Authorities could result in additional regulatory requirements, which could result in regulators taking enforcement actions against the Bank.

Legislative Developments.  Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the

Emergency Economic Stabilization Act (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, and the American Recovery and Reinvestment Act on February 17, 2009, among others.  Some of the more recent actions include those described in Part I. Item 1. Business — Supervision and Regulation of our 2011 Annual Report on Form 10-K as filed with the SEC.

In addition, on April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets.  The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002.  In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200.  The SEC has been directed to issue rules implementing these amendments by April 5, 2013.  We are currently evaluating the effects that these amendments, as well as the full JOBS Act, will have on the Company.

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

Profitability.

2011 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued into 2012. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

Increasing and Strengthening Our Capital Position.

As of March 31, 2012, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by limiting new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as filed on our Annual Report on Form 10-K.

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

Results of Operations

Three months ended March 31, 2012 and 2011

General

The Company recorded net income, after tax benefit of $519,010 and net income available to common shareholders of $466,976 for the quarter ended March 31, 2012 compared to net income available to common shareholders of $394,367 for the quarter ended March 31, 2011.  Basic earnings per common share were $0.26 for the first quarter of 2012 compared to earnings per common share of $0.22 in the first quarter of 2011.  The increase in net income as compared to the first quarter of 2012 is primarily attributable to an increase in the Bank’s net interest margin and the partial reversal of the valuation allowance related to the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the period ended March 31, 2012, our net interest margin was 4.13% compared to 3.50% at March 31, 2011.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2012 and 2011 were 4.13% and 3.50%, respectively.

Net interest income was $1,169,825 during the three months ended March 31, 2012, compared to $1,046,786 for the same period in 2011.  Interest income of $1,377,006 for the three months ended March 31, 2012 included $1,189,507 on loans, $187,216 on investment securities and $283 on federal funds sold and other.   Total interest expense of $207,181 during the three months ended March 31, 2012 included $181,724 related to deposit accounts and $25,457 on Federal Home Loan Advances and other borrowings.   Interest expense decreased from $350,879 for the three months ended March 31, 2011 to $207,181 for the three months ended March 31, 2012, largely due to a 1.70% decrease in interest bearing deposits and as a result of improving the net interest margin.

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

Our provision for loan losses for the three months ended March 31, 2012 was $177,000, an increase of $108,000, or 156.52%, over our provision of $69,000 for the three months ended March 31, 2011. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2012 was $230,360, compared to $120,712 for the same period in 2011.  Noninterest income for the three months ended March 31, 2012 consisted primarily of service charges on deposit accounts of $65,345 and gain on sale of securities of $121,201. Noninterest income for the three months ended March 31, 2011 consisted primarily of service charges on deposit accounts of $68,688 and mortgage loan origination fees of $14,405. The increase of $109,648 in noninterest income compared to the same period in 2011 is primarily the result of the one-time gains on sale of investment securities of $121,201 recognized in 2012.

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

For example, the Dodd-Frank Act, which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. Our ATM/debit card fee income is included in other noninterest income and was $27,133 and $26,006 for the three months ended March 31, 2012 and 2011, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31,
	2012	2011
Compensation and benefits	$417,260	$435,285
Occupancy and equipment	225,863	213,117
Data processing and related costs	91,297	87,814
Marketing, advertising and shareholder communications	8,901	10,329
Legal and audit	64,138	36,677
Other professional fees	5,414	10,226
Supplies and postage	8,181	9,146
Insurance	8,889	11,488
Credit related expenses	480	(5,523)
Regulatory fees and FDIC insurance	47,137	91,970
Net cost of operations of other real estate owned	130,509	71,442
Other	48,745	57,440
Total noninterest expense	$1,056,814	$1,029,411

The most significant component of noninterest expense is compensation and benefits, which totaled $417,260 for the three months ended March 31, 2012, compared to $435,285 for the three months ended March 31, 2011. The decrease is primarily related to staff reductions.  Legal and audit increased from $36,677 for the three months ended March 31, 2011, to $64,138 for the three months ended March 31, 2012, as a result of dealing with other real estate owned. Regulatory fees decreased from $91,970 for the three months ended March 31, 2011, to $47,137 for the three months ended March 31, 2012, as a result in how the FDIC calculates the insurance premiums. The assessment base changed to an asset based calculation effective for the second quarter of 2011. Other real estate expenses increased from $71,442 for the three months ended March 31, 2011, to $130,509 for the three months ended March 31, 2012 as a result of an increase in the number of real estate owned during the year.

Income Tax Benefit

The Company had reported taxable income for the three months ended March 31, 2012 and March 31, 2011. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  The Company recorded income tax expense of $2,361 for the quarter related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

General

At March 31, 2012, total assets were $120,490,119, compared to $121,993,546 at December 31, 2011, a decrease of $1,503,427, or 1.23%.  The decrease in assets resulted from a decrease in loans of approximately $3.8 million and a decrease in other real estate owned of $186,453, partially offset by an increase in cash and due from banks of approximately $1.5 million and an increase in federal funds sold of approximately $1.3 million. Interest-earning assets comprised approximately 93.3% and 93.9% of total assets at March 31, 2012 and December 31, 2011, respectively.  Gross loans totaled $84,481,969 and investment securities were $26,602,452 at March 31, 2012.

Deposits totaled $100,473,164 at March 31, 2012 and $102,526,449 at December 31, 2011.  FHLB advances were $7,000,000 at March 31, 2012 and December 31, 2011, respectively.  Shareholders’ equity was $12,822,329 and $12,281,465 at March 31, 2012 and December 31, 2011, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at March 31, 2012 were $84,481,969, or 75% of interest-earning assets and 70.1% of total assets, compared to $88,344,578, or 75.2% of interest-earning assets and 72.4% of total assets, at December 31, 2011.

Loans secured by real estate mortgages comprised approximately 88.84% of loans outstanding at March 31, 2012 and 88.8% at December 31, 2011. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 85%.  Commercial loans and lines of credit represented approximately 9.7% and 9.8% of our loan portfolio at March 31, 2012 and December 31, 2011, respectively.  Our construction, development, and land loans represented approximately 9.6% and 9.9% of our loan portfolio at March 31, 2012 and December 31, 2011, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,013,336	37.89%	$33,004,243	37.36%
Construction, Land Development, & Other Land	8,089,197	9.58%	8,753,485	9.91%
Residential Mortgages	11,754,049	13.91%	13,265,488	15.02%
Residential Home Equity Lines of Credit (HELOCs)	23,195,580	27.46%	23,452,498	26.55%
Total Real Estate	75,052,161	88.84%	78,475,715	88.83%

Commercial	8,192,966	9.70%	8,660,727	9.80%
Consumer	1,236,841	1.46%	1,208,136	1.37%
Gross loans	84,481,969	100%	88,344,578	100%
Less allowance for loan losses	(1,532,703)		(1,395,588)
Total loans, net	$82,949,266		$86,948,990

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations.  The allowance for loan losses for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended March 31,
	2012	2011
Balance at beginning of the period	$1,395,588	$1,552,061
Provision for loan losses	177,000	69,000
Loans charged-off	(43,401)	(112,904)
Recoveries of loans previously charged-off	3,516	750
Balance at end of the period	$1,532,703	$1,508,907

The allowance for loan losses was $1,532,703 and $1,508,907 as of March 31, 2012 and December 31, 2011, respectively, and represented 1.81% and 1.58% of outstanding loans at March 31, 2012 and December 31, 2011, respectively.

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

We maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to, changes in delinquent loan trends, trends in risk grades and net charge offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $2,307,554 and $2,692,395 in impaired loans at March 31, 2012 and December 31, 2011, respectively.  The valuation allowances related to impaired loans totaled $329,708 and $175,009 at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, nonaccrual loans totaled $973,790 and $1,550,775, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of March 31, 2012 and December 31, 2011 were $100,473,164 and $102,526,449, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2012 (annualized) and the year ended December 31, 2011.

	March 31, 2012		December 31, 2011
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$9,831,349	—%	$9,573,942	—%
Interest-bearing checking	4,639,883	0.16	4,908,942	0.24
Money market	51,111,837	0.66	50,755,386	0.97
Savings	1,009,348	0.26	934,335	0.28
Time deposits less than $100,000	18,472,558	1.05	23,723,048	1.28
Time deposits $100,000 and over	15,589,135	1.21	17,892,780	1.58

Total	$100,654,110	0.80%	$107,788,433	1.11%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $84,978,106 and $86,923,368 at March 31, 2012 and December 31, 2011, respectively. Our loan-to-deposit ratio was 84.08% and 86.16% at March 31, 2012 and December 31, 2011, respectively.  Due to the competitive interest rate environment in our market, from time to time we will utilize wholesale certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix.  All of our time deposits are certificates of deposits.

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

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At March 31, 2012 and December 31, 2011, we had $7,000,000 outstanding.   The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $5,190,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$3,000,000	2/25/2008	2/25/2013	2.615%
1,000,000	8/11/2011	8/13/2012	0.260%
1,000,000	8/11/2011	2/11/2013	0.370%
1,000,000	8/11/2011	8/12/2013	0.430%
1,000,000	8/11/2011	8/11/2015	1.070%

Like all banks, we are subject to the FHLB’s credit risk rating policy which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, the Federal Reserve Bank of Richmond as well as our correspondent banks described below review our financial results and could limit our credit availability based on their review.

At March 31, 2012, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.   At March 31, 2012, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 26.61% at March 31, 2012 compared to 24.21% as of December 31, 2011.  At March 31, 2012, $3,839,342 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2012.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $12,822,329 at March 31, 2012, an increase of $540,864 from $12,281,465 at December 31, 2011.  The increase is primarily due to the net income for the period of $519,010.

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

The following table sets forth the Bank’s capital ratios at March 31, 2012 and December 31, 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2012
Total capital (to risk-weighted assets)	$13,499	16.37%	$6,598	8.00%	$8,247	10.00%
Tier 1 capital (to risk-weighted assets)	12,462	15.11%	3,299	4.00%	4,948	6.00%
Tier 1 capital (to average assets)	12,462	10.37%	4,806	4.00%	6,007	5.00%
December 31, 2011
Total capital (to risk-weighted assets)	$13,225	15.44%	$6,853	8.00%	$8,566	10.00%
Tier 1 capital (to risk-weighted assets)	12,141	14.17%	3,427	4.00%	5,140	6.00%
Tier 1 capital (to average assets)	12,141	9.84%	4,935	4.00%	6,168	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of March 31, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $10,703,492 and $10,228,217 at March 31, 2012 and December 31, 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At March 31, 2012 and December 31, 2011, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor, as such amounts are not considered material.  The Company had approximately $240,000 and $225,000 in letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

31.1                                          Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                                          Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                                    Section 1350 Certifications.

101                                             The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

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

CONGAREE BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Condensed Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

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