Form 10-Q
period 2012-06-30
Congaree Bancshares Inc
filed 2012-08-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 10, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Congaree Bancshares, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2012 (unaudited)	December 31, 2011
Assets:
Cash and due from banks	$4,256,009	2,486,703
Federal funds sold	833,000	86,000
Total cash and cash equivalents	5,089,009	2,572,703

Securities available-for-sale	23,281,492	26,952,357
Securities held-to-maturity (estimated fair value of $3,510,682 at June 30, 2012)	3,520,734	—
Non-marketable equity securities	603,600	615,900
Loans receivable	84,502,590	88,344,578
Less allowance for loan losses	1,717,884	1,395,588
Loans, net	82,784,706	86,948,990

Premises, furniture and equipment, net	595,656	663,958
Accrued interest receivable	510,874	561,545
Other real estate owned	3,037,946	3,181,559
Other assets	668,514	496,534
Total assets	$120,092,531	$121,993,546
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$11,579,275	$10,736,458
Interest-bearing transaction accounts	5,598,449	5,458,963
Savings and money market	50,568,249	51,297,549
Time deposits $100,000 and over	15,506,957	15,603,081
Other time deposits	16,456,594	19,430,398
Total deposits	99,709,524	102,526,449

Federal Home Loan Bank advances	7,000,000	7,000,000
Accrued interest payable	16,660	28,130
Other liabilities	260,267	157,502
Total liabilities	106,986,451	109,712,081

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at June 30, 2012 and December 31, 2011	3,216,009	3,199,913
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2012 and December 31, 2011	170,945	172,476
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2012 and December 31, 2011	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(8,324,165)	(8,933,358)
Accumulated other comprehensive income	337,323	136,466

Total shareholders’ equity	13,106,080	12,281,465
Total liabilities and shareholders’ equity	$120,092,531	$121,993,546

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$2,348,965	$2,420,336	$1,159,458	$1,200,647
Securities available for sale, taxable	389,706	380,854	202,490	207,547
Federal funds sold and other	659	10,793	376	6,124

Total interest income	2,739,330	2,811,983	1,362,324	1,414,318

Interest expense:
Time deposits $100,000 and over	90,999	169,643	43,513	81,370
Other deposits	255,727	455,638	121,489	213,431
Other borrowings	50,609	43,204	25,152	22,805

Total interest expense	397,335	668,485	190,154	317,606

Net interest income	2,341,995	2,143,498	1,172,170	1,096,712

Provision for loan losses	368,671	259,000	191,671	190,000

Net interest income after provision for loan losses	1,973,324	1,884,498	980,499	906,712

Noninterest income:
Service charges on deposit accounts	107,369	142,306	42,024	73,618
Residential mortgage origination fees	8,279	19,538	4,374	5,133
Gain on sale of securities	297,622	30,857	176,421	30,857
Other	76,233	57,131	36,326	19,512
Total noninterest income	489,503	249,832	259,145	129,120

Noninterest expenses:
Salaries and employee benefits	835,823	828,326	418,563	393,041
Net occupancy	268,098	243,954	134,084	123,517
Furniture and equipment	351,760	194,579	259,911	101,899
Professional fees	131,875	126,319	62,321	81,916
Regulatory fees and FDIC assessment	91,415	157,996	44,278	66,026
Net cost of operation of other real estate owned	232,447	115,295	101,938	43,853
Other operating	177,616	359,324	11,125	186,130

Total noninterest expense	2,089,034	2,025,793	1,032,220	996,382

Income before income taxes	373,793	108,537	207,424	39,450
Income tax benefit (expense)	339,630	398,472	(13,009)	21,157

Net income	713,423	507,009	194,415	60,607

Net accretion of preferred stock to redemption value	14,565	14,565	7,282	7,282
Preferred dividends	89,665	89,665	44,913	44,913

Net income available to common shareholders	$609,193	$402,779	$142,220	$8,412

Income per common share

Basic and diluted income per common share	$0.35	$0.23	$0.08	$0.01

Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net Income	$713,423	$507,009	$194,415	$60,607
Other comprehensive income net of tax:
Change in unrealized gains on securities available for sale	601,708	519,957	379,586	452,227
Less: Reclassification adjustment for gains realized in net income	(297,622)	(30,857)	(176,421)	(30,857)
Unrealized holding gains arising during the period	304,086	489,100	203,165	421,370
Tax effect	(103,229)	(165,659)	(68,916)	(142,719)
Other comprehensive income	$200,857	$323,441	$134,249	$278,651
Comprehensive Income	$914,280	$830,450	$328,664	$339,258

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2012 and 2011 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(89,665)		(89,665)
Net income						507,009		507,009
Other comprehensive income, net of taxes of $165,659							323,441	323,441

Balance, June 30, 2011	3,449	$3,357,825	1,764,439	$17,644	$17,688,324	$(9,063,447)	$(82,913)	$11,917,433

Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465

Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends accrued on preferred stock						(89,665)		(89,665)
Net income						713,423		713,423
Other comprehensive income, net of taxes of $103,229							200,857	200,857

Balance, June 30, 2012	3,449	$3,386,954	1,764,439	$17,644	$17,688,324	$(8,324,165)	$337,323	$13,106,080

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities
Net income	$713,423	$507,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	368,671	259,000
Deferred income tax benefit	(355,000)	(408,984)
Depreciation and amortization expense	79,445	99,627
Discount accretion and premium amortization	63,352	68,678
(Increase) decrease in accrued interest receivable	50,671	(874)
Decrease in accrued interest payable	(11,470)	(15,162)
Gain from sale of securities available-for-sale	(297,622)	(30,857)
Write downs on other real estate owned	184,474	—
(Gain) loss on sales of other real estate owned	(5,615)	16,448
Decrease in other assets	79,792	105,104
Increase in other liabilities	102,765	18,625
Net cash provided by operating activities	972,886	618,614

Cash flow from investing activities
Purchase of securities available-for-sale	(11,797,234)	(13,289,556)
Purchase of securities held-to-maturity	(3,523,521)	—
Proceeds from maturities, calls and paydowns of securities available-for-sale	4,383,372	2,248,236
Proceeds from sales of securities available-for-sale	11,625,869	6,302,039
Proceeds from sale and redemption of other investments	12,300	19,000
Net decrease in loans receivable	3,221,962	3,993,072
Purchase of premises, furniture and equipment	(11,143)	(91,573)
Proceeds from sale of other real estate owned	538,405	202,852
Net cash provided (used) by investing activities	4,450,010	(615,930)

Cash flow from financing activities
Increase in noninterest-bearing deposits	842,817	478,227
Decrease in interest-bearing deposits	(3,659,742)	(1,042,211)
Dividends paid on preferred stock	(89,665)	(277,559)
Net cash used by financing activities	(2,906,590)	(841,543)

Net increase (decrease) in cash and cash equivalents	2,516,306	(838,859)

Cash and cash equivalents at beginning of the period	2,572,703	5,051,515

Cash and cash equivalents at end of the period	$5,089,009	$4,212,656

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$408,805	$683,647
Transfer of loans to other real estate	$573,651	$533,011

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012.

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

Statements of Cash Flows

For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Income Per Common Share

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the U.S. Department of the Treasury (the “U.S. Treasury”) under the Capital Purchase Program (the “CPP”). The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

CONGAREE BANCSHARES, INC.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the six and three months ended June 30, 2012 and 2011:

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic net income per common share computation:
Net income available to common shareholders	$609,193	$402,779	$142,220	$8,412
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.35	$0.23	$0.08	$0.01

Diluted net income per common share computation:
Net income available to common shareholders	$609,193	$402,779	$142,220	$8,412
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.35	$0.23	$0.08	$0.01

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or June 30, 2012, and determined that no subsequent events occurred requiring accrual or disclosure.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company on January 1, 2012 and had no material effect on the financial statements.

CONGAREE BANCSHARES, INC.

Note 3 - Recently Issued Accounting Pronouncements - continued

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.

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

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2012
Financial Instruments - Assets
Cash and due from banks	$4,256,009	$4,256,009	$4,256,009	$—	$—
Federal funds sold	833,000	833,000	833,000	—	—
Securities available-for-sale	23,281,492	23,281,492	—	23,281,492	—
Securities held-to-maturity	3,520,734	3,510,682	—	3,510,682	—
Nonmarketable equity securities	603,600	603,600	—	603,600	—
Loans, net	82,784,706	81,725,276	—	—	81,725,276
Accrued interest receivable	510,874	510,874	510,874	—	—

Financial Instruments — Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	67,745,973	67,745,973	67,745,973	—	—
Time Deposits	31,963,551	32,079,323	32,079,323	—	—
Federal Home Loan Bank advances	7,000,000	7,035,547	—	7,035,547	—
Accrued interest payable	16,660	16,660	16,660	—	—

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value

Financial Assets:
Cash and due from banks	$2,486,703	$2,486,703
Federal funds sold	86,000	86,000
Securities available-for-sale	26,952,357	26,952,357
Nonmarketable equity securities	615,900	615,900
Loans receivable, net	86,948,990	86,064,131
Accrued interest receivable	561,545	561,545

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,492,970	67,492,970
Certificates of deposit and other time deposits	35,033,479	35,435,465
Federal Home Loan Bank advances	7,000,000	7,018,342
Accrued interest payable	28,130	28,130

	June 30, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$9,835,719	$—	$10,228,217	$—
Financial standby letters of credit	143,000	—	225,000	—

GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$4,248,433	$—	$4,248,433	$—
Corporate bonds	474,225		474,225	—
Small Business Administration Securities	11,176,946	—	11,176,946	—
Mortgage-backed securities	848,327	—	848,327	—
State, county and municipals	6,533,561	—	6,533,561	—

Total assets	$23,281,492	$—	$23,281,492	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$5,784,079	$—	$5,784,079	$—
Mortgage-backed securities	1,597,764	—	1,597,764	—
Small Business Administration Securities	11,856,260	—	11,856,260	—
State, county and municipals	7,714,254	—	7,714,254	—

Total assets	$26,952,357	$—	$26,952,357	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

	June 30, 2012
	Total	Level 1	Level 2	Level 3

Impaired loans	$1,798,075	$—	$1,798,075	—
Other real estate owned	3,037,946	—	3,037,946	—

Total assets	$4,836,021	$—	$4,836,021	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans	$2,517,386	$—	$2,517,386	$—
Other real estate owned	3,181,559	—	3,181,559	—

Total assets	$5,698,945	$—	$5,698,945	$—

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $2,156,384 at June 30, 2012 with a valuation allowance of $358,309.  Impaired loans had a carrying value of $2,692,395 at December 31, 2011 with a valuation allowance of $175,009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $3,037,946 at June 30, 2012 and $3,181,559 at December 31, 2011.  There was approximately $184,474 and $5,615 in write downs and loss on sales of other real estate owned during the six months ended June 30, 2012 and 2011, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2012
Government sponsored enterprises	$4,250,000	$3,720	$5,287	$4,248,433
Corporate bonds	471,395	2,830	—	474,225
Small Business Administration Securities	10,980,534	203,923	7,511	11,176,946
Mortgage-backed securities	837,576	13,998	3,247	848,327
State, county and municipal	6,231,137	307,195	4,771	6,533,561

	$22,770,642	$531,666	$20,816	$23,281,492

December 31, 2011
Government sponsored enterprises	$5,791,616	$4,153	$11,690	$5,784,079
Mortgage-backed securities	1,550,263	47,501	—	1,597,764
Small Business Administration Securities	11,819,381	61,680	24,801	11,856,260
State, county and municipal	7,584,332	204,484	74,562	7,714,254

	$26,745,592	$317,818	$111,053	$26,952,357

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities — continued

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value

June 30, 2012
State, county and municipal	$3,520,734	$6,561	$16,613	$3,510,682

	$3,520,734	$6,561	$16,613	$3,510,682

There were no securities classified as held-to-maturity at December 31, 2011.

Proceeds from sales of available-for-sale securities were $11,625,869 and $6,302,039 for the six month periods ended June 30, 2012 and 2011, respectively.  Gross gains of $297,622 and $30,857 were recognized on those sales for the six month periods ended June 30, 2012 and 2011, respectively.  There were no losses recognized on those sales for the six month periods ended June 30, 2012 and June 30, 2011.

Proceeds from sales of available-for-sale securities were $5,123,640 and $6,302,039 for the three months ended June 30, 2012 and 2011, respectively. Gross gains of $176,421 and $30,857 were recognized on those sales for the three months ended June 30, 2012 and 2011, respectively.  There were no losses recognized on those sales for the three months ended June 30, 2012 and June 30, 2011.

The amortized costs and fair values of investment securities at June 30, 2012, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$35,979	$36,709	$—	$—
Due after one through five years	1,008,453	1,018,211	—	—
Due after five through ten years	4,419,536	4,519,681	—	—
Due after ten years	17,306,674	17,706,891	3,520,734	3,510,682

Total securities	$22,770,642	$23,281,492	$3,520,734	$3,510,682

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
Government sponsored enterprises	$1,244,713	$5,287	$—	$—	$1,244,713	$5,287
Small Business Administration securities	511,700	7,511	—	—	511,700	7,511
Mortgage-backed securities	493,121	3,247	—	—	493,121	3,247
State, county and municipal	464,746	4,771	—	—	464,746	4,771

	$2,714,280	$20,816	$—	$—	$2,714,280	$20,816

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities — continued

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2011
Government sponsored enterprises	$1,988,310	$11,690	$—	$—	$1,988,310	$11,690
Small Business Administration securities	4,135,120	24,801	—	—	4,135,120	24,801
State, county and municipal	2,696,848	74,562	—	—	2,696,848	74,562

	$8,820,278	$111,053	$—	$—	$8,820,278	$111,053

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2012
State, county and municipal	$1,844,772	$16,613	$—	$—	$1,844,772	$16,613

	$1,844,772	$16,613	$—	$—	$1,844,772	$16,613

There were no securities classified as held-to-maturity at December 31, 2011.

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at June 30, 2012 or December 31, 2011.

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

At June 30, 2012 and December 31, 2011, securities with estimated fair value of $3,797,839 and $4,506,798, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,290,935	37.03%	$33,004,243	37.36%
Construction, Land Development & Other Land	7,696,185	9.11%	8,753,485	9.91%
Residential Mortgages	11,720,632	13.87%	13,265,488	15.01%
Residential Home Equity Lines of Credit (HELOCs)	22,467,330	26.59%	23,452,499	26.55%
Total Real Estate	73,175,082	86.60%	78,475,715	88.83%

Commercial	10,173,302	12.04%	8,660,727	9.80%
Consumer	1,154,206	1.36%	1,208,136	1.37%
Gross loans	84,502,590	100.00%	88,344,578	100.00%
Less allowance for loan losses	(1,717,884)		(1,395,588)
Total loans, net	$82,784,706		$86,948,990

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

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$9,434,430	$28,812,008	$6,426,072	$1,017,677	$9,625,015	$20,868,148	$76,183,350
Special Mention	382,964	936,006	176,785	67,102	974,096	1,271,531	3,808,484
Substandard or worse	355,908	1,542,921	1,093,328	69,427	1,121,521	327,651	4,510,756
Total	$10,173,302	$31,290,935	$7,696,185	$1,154,206	$11,720,632	$22,467,330	$84,502,590

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2011:

			Construction,
			Land,
			Development,
		Commercial	and		Residential
	Commercial	Real Estate	Other Land	Residential	HELOCs	Consumer	Total
Grade:
Pass	$7,128,910	$30,420,039	$6,976,391	$10,835,930	$21,784,060	$1,110,399	$78,255,729
Special mention	1,073,539	739,155	320,761	444,576	1,166,773	—	3,744,804
Substandard or worse	458,278	1,845,049	1,456,333	1,984,982	501,666	97,737	6,344,045
Total	$8,660,727	$33,004,243	$8,753,485	$13,265,488	$23,452,499	$1,208,136	$88,344,578

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following is an aging analysis of our loan portfolio at June 30, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$255,001	$—	$217,218	$472,219	$9,701,083	$10,173,302	$—
Commercial Real Estate	158,923	956,336	16,200	1,131,459	30,159,476	31,290,935	0
Construction, Land Development, & Other Land	508,322	88,380	459,843	1,056,545	6,639,640	7,696,185	0
Consumer	10,412	2,189	—	12,601	1,141,605	1,154,206	0
Residential	749,940	—	—	749,940	10,970,692	11,720,632	0
Residential HELOC	99,163	—	—	99,163	22,368,167	22,467,330	0
Total	$1,781,761	$1,046,905	$693,261	$3,521,927	$80,980,663	$84,502,590	$0

The following is an aging analysis of our loan portfolio at December 31, 2011:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Commercial	$89,946	$279,604	$—	$369,550	$8,291,177	$8,660,727	$—
Commercial real estate	161,654	—	52,118	213,772	32,790,471	33,004,243	—
Construction, land development and other land	—	—	812,429	812,429	7,941,056	8,753,485	—
Consumer	—	—	—	—	1,208,136	1,208,136	—
Residential	486,748	—	273,661	760,409	12,505,079	13,265,488	—
Residential HELOC	99,155	—	—	99,155	23,353,344	23,452,499	—
Total	$837,503	$279,604	$1,138,208	$2,255,315	$86,089,263	$88,344,578	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	June 30, 2012	December 31, 2011
Commercial	$217,218	$216,168
Commercial Real Estate	107,196	52,118
Construction, Land Development, & Other Land	459,843	812,429
Consumer	43,633	67,200
Residential	—	402,860
Residential HELOCs	—	—

Total	$827,890	$1,550,775

Transactions in the allowance for loan losses are summarized below:

	June 30, 2012	December 31, 2011	June 30, 2011
Balance, beginning of period	$1,395,588	$1,552,061	$1,552,061
Provision charged to operations	368,671	744,000	259,000
Loans charged-off	(50,811)	(902,143)	(369,327)
Recoveries of loans previously charged-off	4,436	1,670	1,500
Balance, end of period	$1,717,884	$1,395,588	$1,443,234

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs		(1,620)	(5,790)		(43,401)			(50,811)
Recoveries		920			3,516			4,436
Provision	29,385	(1,318)	(5,418)	(4,329)	19,997	199,369	130,985	368,671
Ending Balance	$286,216	$306,846	$173,702	$50,400	$164,050	$534,594	$202,076	$1,717,884

Ending Balances:
Individually evaluated for impairment	$142,368	$90,996	$22,322	$27,909	$74,714	$—	$—	$358,309
Collectively evaluated for impairment	$143,848	$215,850	$151,380	$22,491	$89,336	$534,594	$202,076	$1,359,575

Loans Receivable:
Ending Balance – Total	$10,173,302	$31,290,935	$7,696,185	$1,154,206	$11,720,632	$22,467,330	$—	$84,502,590

Ending Balances:
Individually evaluated for impairment	$217,218	$447,959	$968,165	$110,735	$412,307	$—	$—	$2,156,384
Collectively evaluated for impairment	$9,956,084	$30,842,976	$6,728,020	$1,043,471	$11,308,325	$22,467,330	$—	$82,346,206

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$355,603	$248,540	$191,030	$68,702	$193,788	$417,848	$57,192	$1,532,703
Charge Offs		(1,620)	(5,790)					(7,410)
Recoveries		920						920
Provision	(69,387)	59,006	(11,538)	(18,302)	(29,738)	116,746	144,884	191,671
Ending Balance	$286,216	$306,845	$173,702	$50,400	$164,050	$534,594	$202,077	$1,717,884

Ending Balances:
Individually evaluated for impairment	$142,368	$90,996	$22,322	$27,909	$74,714	$—	$—	$358,309
Collectively evaluated for impairment	$143,848	$215,850	$151,380	$22,491	$89,336	$534,594	$202,076	$1,359,575

Loans Receivable:
Ending Balance - Total	$10,173,302	$31,290,935	$7,696,185	$1,154,206	$11,720,632	$22,467,330	$—	$84,502,590

Ending Balances:
Individually evaluated for impairment	$217,218	$447,959	$968,165	$110,735	$412,307	$—	$—	$2,156,384
Collectively evaluated for impairment	$9,956,084	$30,842,976	$6,728,020	$1,043,471	$11,308,325	$22,467,330	$—	$82,346,206

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarizes the activity of the allowance for loan losses for the three months ended June 30, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$287,476	$341,525	$99,338	$67,394	$194,790	$492,133	$26,251	$1,508,907
Charge Offs	—	—	—	(51,523)	—	(204,900)	—	(256,423)
Recoveries	750	—	—	—	—	—	—	750
Provision	(13,781)	(24,403)	(28,278)	127,978	34,733	107,818	(14,067)	190,000
Ending Balance	$274,445	$317,122	$71,060	$143,849	$229,523	$395,051	$12,184	$1,443,234

The following table summarizes the activity of the allowance for loan losses for the six months ended June 30, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$513,808	$223,601	$114,958	$39,392	$185,696	$439,515	$35,091	$1,552,061
Charge Offs	(91,835)	—	—	(53,902)	—	(223,590)	—	(369,327)
Recoveries	1,500	—	—	—	—	—	—	1,500
Provision	(149,028)	93,521	(43,898)	158,359	43,827	179,126	(22,907)	259,000
Ending Balance	$274,445	$317,122	$71,060	$143,849	$229,523	$395,051	$12,184	$1,443,234

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2011:

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

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	356,963	515,833	—	511,396	13,818
Construction, Land Development, & Other Land	459,843	459,843	—	459,297	—
Consumer	—	—	—	—	—
Residential	105,122	105,122	—	105,793	3,530
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$217,218	$217,218	$142,368	$216,363	$—
Commercial Real Estate	90,996	90,996	90,996	92,703	1,411
Construction, Land Development, & Other Land	508,322	508,322	22,322	511,266	16,325
Consumer	110,735	240,047	27,909	104,702	610
Residential	307,185	307,185	74,714	307,413	8,316
Residential HELOC	—	—	—	—	—

Total
Commercial	$217,218	$217,218	$142,368	$216,363	$—
Commercial Real Estate	447,959	606,829	90,996	604,099	15,229
Construction, Land Development, & Other Land	968,165	968,165	22,322	970,563	16,325
Consumer	110,735	240,047	27,909	104,702	610
Residential	412,307	412,307	74,714	413,206	11,846
Residential HELOC	—	—	—	—	—
	$2,156,384	$2,444,566	$358,309	$2,308,933	$44,010

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	358,713	515,996	—	512,821	36,274
Construction, land development, and other land	594,147	627,820	—	626,668	15,638
Consumer	—	—	—	—	—
Residential	379,811	412,804	—	406,734	7,078
Residential HELOC	—	—	—	—	—
With an allowance recorded
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	35,918	224,926	818	202,965	—
Construction, land development, and other land	732,605	761,577	29,905	847,916	31,565
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	307,833	307,141	74,511	214,801	12,651
Residential HELOC	—	—	—	—	—
Total
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	394,631	740,922	818	715,786	36,274
Construction, land development, and other land	1,326,752	1,389,397	29,905	1,474,584	47,203
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	687,644	719,945	74,511	621,535	19,729
Residential HELOC	—	—	—	—	—
Total	$2,692,395	$3,262,944	$175,009	$3,156,090	$126,216

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

Troubled Debt Restructuring

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

The following table summarizes the recorded investment of TDRs modified during the six months ended June 30, 2012:

	For the six months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial	1	$94	$91
Consumer – Other	1	$45	$44

During the six months ended June 30, 2012, we modified two loans that were considered to be TDRs.  We extended the terms and lowered the interest rate for both loans.  During the three months ended June 30, 2012, we did not modify any loans that were considered to be TDRs.

The following table summarizes TDRs identified within the previous twelve months that defaulted in the six months ended June 30, 2012.  A loan is considered to be in default if it is 30 or more days past due.

	For the Six Months Ended June 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment
Residential Real Estate	2	$130
Construction, Land Development & Other Land	1	460
Total	3	$590

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarized TDRs identified within the previous twelve months that defaulted in the three months ended June 30, 2012.  A loan is considered to be in default if it is 30 or more days past due.

	For the Three Months Ended June 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment
Residential Real Estate	2	$130
Total	2	$130

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended June 30, 2012 and December 31, 2011 are summarized below:

	2012	2011
Balance, beginning of period	$3,181,559	$3,293,167
Additions	573,651	625,711
Sales	(532,790)	(552,920)
Write downs and loss on sales	(184,474)	(184,399)
Balance, end of period	$3,037,946	$3,181,559

Note 8 - Regulatory Matters

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, did not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of June 30, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions. For additional information on the Bank’s regulatory restrictions, including actions the Bank has taken in response to these regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

CONGAREE BANCSHARES, INC.

Note 9 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

On January 9, 2009, as part of the CPP established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Series A Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Series B Preferred Stock has a dividend rate of 9% per year.  Although it previously deferred five quarterly interest payments, the Company has been current on its dividend obligations to Treasury since May 15, 2011.

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

•                  results of examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

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

CONGAREE BANCSHARES, INC.

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

These risks are exacerbated by the developments over the past three years in the national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  For more than three years, the capital and credit markets have experienced extended volatility and disruption.  During the first half of 2012, economic conditions, while slow by historical standards and still fluctuating on a day to day basis, have shown general signs of stabilization. However, as a result of United States government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend.  Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery.  There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the six and three month periods ended June 30, 2012 and 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.

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

Recent Regulatory Developments

Consent Order - Following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into the Consent Order with the FDIC and the SCBFI (the “Supervisory Authorities”) on May 11, 2010.  The Consent Order required specific actions needed to address certain findings from a past FDIC Report of Examination and to address the Bank’s financial condition, primarily related to policy and planning issues, oversight, loan concentrations and classifications, non-performing loans, liquidity/funds management, and capital planning. The Board of Directors and management of the Bank aggressively worked to improve these practices and procedures and, as a result, as of April 8, 2011, the Consent Order has been terminated although certain regulatory restrictions remain. The Supervisory Authorities have instituted certain ongoing requirements for the Bank as follows:

CONGAREE BANCSHARES, INC.

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

Legislative Developments.  Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the EESA, the Troubled Asset Relief Program, the American Recovery and Reinvestment Act of 2009, the Dodd—Frank Act and related economic recovery programs.  Some of the more recent actions include those described in Part I. Item 1. Business — Supervision and Regulation of our 2011 Annual Report on Form 10-K as filed with the SEC.

In addition, on April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets.  The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of

CONGAREE BANCSHARES, INC.

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

Further, in December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd—Frank Act will be integrated with the requirements of Basel III.

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

Profitability.

2011 proved to be a challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2012. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of the recession to position the Bank to continue being profitable as the economy recovers. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin.  We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  We are also increasing our loan yields by using a more disciplined loan pricing strategy which takes into consideration risk, term and value of the overall relationship. Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

Increasing and Strengthening Our Capital Position.

As of June 30, 2012, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by managing new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

CONGAREE BANCSHARES, INC.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the six and three month periods ended June 30, 2012.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

CONGAREE BANCSHARES, INC.

Results of Operations

Six and three months ended June 30, 2012 and 2011

General

The Company recorded net income, after tax provision, of $713,423 and net income available to common shareholders of $609,193, for the six months ended June 30, 2012, compared to net income, after tax provision, of $507,009 and net income available to common shareholders of $402,779, for the six months ended June 30, 2011.  Basic earnings per share were $0.35 for the first six months of 2012 compared to income per share of $0.23 in the first six months of 2011.  The increase in net income as compared to the same period in 2011 is primarily attributable to an increase in gain on sale of securities and the Bank’s net interest margin.  For the six months ended June 30, 2012, the gain on sale of securities was $297,622 compared to $30,857 for the same period in 2011.  In addition, our net interest margin at June 30, 2012 was 4.14% compared to 3.57% at June 30, 2011.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

The Company recorded net income, after tax provision, of $194,415 and net income available to common shareholders of $142,220, for the three months ended June 30, 2012, compared to net income, after tax provision, of $60,607 and net income available to common shareholders of $8,412, for the three months ended June 30, 2011.  Basic earnings per share were $0.08 for the second quarter of 2012 compared to income per share of $0.01 in the second quarter of 2011.  The increase in net income as compared to the same period in 2011 is primarily the result of an increase in gain on sale of securities and the Bank’s net interest margin.  For the three months ended June 30, 2012, the gain on sale of securities was $176,421 compared to $30,857 for the same period in 2011.  The increase in net income as compared to the same period in 2011 is also attributable to an increase in the Bank’s net interest margin. For the three months ended June 30, 2012, our net interest margin was 4.16% compared to 3.64% at June 30, 2011.  Despite the higher levels of liquidity, improved loan yields and lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2012 and 2011 were 4.14% and 3.57%, respectively.  Our annualized net interest margins for the three months ended June 30, 2012 and 2011 were 4.16% and 3.64%, respectively.

Net interest income was $2,341,995 during the six months ended June 30, 2012, compared to $2,143,498 for the same period in 2011.  Interest income of $2,739,330 for the six months ended June 30, 2012 included $2,348,965 on loans, $389,706 on investment securities and $659 on federal funds sold and other.  This represented a decrease of $72,653 in interest income for the six months ended June 30, 2012 compared to the same period last year which was primarily due to a 2.9% reduction in average loan portfolio. Total interest expense of $397,335 for the six months ended June 30, 2012 included $346,726 related to deposit accounts and $50,609 on FHLB advances and other borrowings. Interest expense decreased from $668,485 for the six months ended June 30, 2011 to $397,335 for the six months ended June 30, 2012, largely due to a 12.2% decrease in the average interest bearing deposits.

Net interest income was $1,172,170 for the quarter ended June 30, 2012, compared to $1,096,712 for the same period in 2011.  Interest income of $1,362,324 for the quarter ended June 30, 2012 included $1,159,458 on loans, $202,490 on investment securities and $376 on federal funds sold and other.  Total interest expense of $190,154 for the quarter ended June 30, 2012 included $165,002 related to deposit accounts and $25,152 on FHLB advances and other borrowings.

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

Our provision for loan losses for the six months ended June 30, 2012 was $368,671, an increase of $109,671, or 42.3% over our provision of $259,000 for the six months ended June 30, 2011.  Our provision for loan losses for the three months ended June 30, 2012 was $191,671, an increase of $1,671, or 0.88% over our provision of $190,000 for the three months ended June 30, 2011.  During the first six months of 2012, Management modified the loan loss allowance methodology as it relates to second-mortgage Home Equity Lines of Credit. The modifications resulted in an increase in provisions needed to support an adequate level of reserve.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the six months ended June 30, 2012 was $489,503, compared to $249,832 for the same period in 2011.  Noninterest income for the six months ended June 30, 2012 consisted primarily of service charges on deposit accounts of $107,369, gains on sale of investment securities of $297,622, and mortgage loan origination fees of $8,279.  Noninterest income for the six months ended June 30, 2011 consisted primarily of service charges on deposit accounts of $142,306, gains on sale of investment securities of $30,857, and mortgage loan origination fees of $19,538. The increase of $239,671 in noninterest income compared to the same period in 2011 is primarily the result of an increase in one-time gains on the sale of securities of $266,765.

Noninterest income for the three months ended June 30, 2012 was $259,145, compared to $129,120 for the three months ended June 30, 2011.  Noninterest income for the quarter ended June 30, 2012 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gains on sale of investment securities. The increase of $130,025 in noninterest income compared to the same period in 2011 is primarily the result of an increase in one-time gains on the sale of securities of $145,564.

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

For example, the Dodd-Frank Act, which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.  Our ATM/debit card fee income is included in other noninterest income and was $54,375 and $53,874 for the six months ended June 30, 2012 and 2011, respectively.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

CONGAREE BANCSHARES, INC.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2012 and 2011.

	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$835,823	$828,326	$418,563	$393,041
Occupancy and equipment	335,366	438,533	109,503	225,416
Data processing and related costs	284,492	179,575	193,195	91,761
Marketing, advertising and shareholder communications	34,178	32,774	25,277	22,445
Legal and audit	122,993	111,510	58,855	74,833
Other professional fees	8,882	17,309	3,468	7,083
Supplies, postage and telephone	35,018	25,498	26,837	16,352
Insurance	18,127	22,977	9,238	11,489
Credit related expenses	2,311	1,296	1,831	6,819
Regulatory fees and FDIC insurance	91,415	157,996	44,278	66,026
Other real estate owned expense	232,447	115,295	101,938	43,853
Other	87,982	94,704	39,237	37,264
Total noninterest expense	$2,089,034	$2,025,793	$1,032,220	$996,382

The most significant component of noninterest expense is compensation and benefits, which totaled $835,823 for the six months ended June 30, 2012, compared to $828,326 for the six months ended June 30, 2011. Regulatory fees and FDIC insurance decreased from $157,996 for the six months ended June 30, 2011 to $91,415 for the six months ended June 30, 2012 due to a change in the assessment base used to calculate the fees. Other real estate expenses increased from $115,295 for the six months ended June 30, 2011, to $232,447 for the six months ended June 30, 2012 as a result of increased writedowns in the portfolio. Regulatory fees and FDIC assessment decreased from $66,026 for the three months ended June 30, 2011 to $44,278 for the three months ended June 30, 2012, primarily due to a change in the assessment base used to calculate the fees.  Other real estate expenses increased from $43,853 for the three months ended June 30, 2011, to $101,938 for the three months ended June 30, 2012 as a result of increased write downs in the portfolio.

Income Tax Benefit

The Company reported taxable income for the six months ended June 30, 2012 and 2011.  We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

CONGAREE BANCSHARES, INC.

Balance Sheet Review

General

At June 30, 2012, total assets were $120,092,531, compared to $121,993,546 at December 31, 2011, a decrease of $1,901,015, or 1.6%.  The decrease in assets resulted from a decrease in loans of approximately $3.8 million offset by the increase in cash and cash equivalents of approximately $2.5 million. Gross loans totaled $84,502,590 and cash and cash equivalents were $5,089,009 at June 30, 2012.

Deposits totaled $99,709,524 at June 30, 2012 and $102,526,449 at December 31, 2011.  FHLB advances were $7,000,000 at June 30, 2012 and December 31, 2011.  Shareholders’ equity was $13,106,080 and $12,281,465 at June 30, 2012 and December 31, 2011, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at June 30, 2012 were $84,502,590, or 75.0% of interest-earning assets and 70.4% of total assets, compared to $88,344,578, or 76.2% of interest-earning assets and 72.4% of total assets, at December 31, 2011.  Several factors attributed to the reduction in loans for the current period.  Those factors, such as weak loan demand, increased competition for qualified borrowers, and increased portfolio amortization due to its age continue to create challenges to the growth of the loan portfolio.

Loans secured by real estate mortgages comprised approximately 86.60% of loans outstanding at June 30, 2012 and 88.83% at December 31, 2011. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 12.04% and 9.80% of our loan portfolio at June 30, 2012 and December 31, 2011, respectively.  Our construction and development loans represented approximately 9.11% and 9.91% of our loan portfolio at June 30, 2012 and December 31, 2011, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,290,935	37.03%	$33,004,243	37.36%
Construction, Land Development, & Other Land	7,696,185	9.11%	8,753,485	9.91%
Residential Mortgages	11,720,632	13.87%	13,265,488	15.02%
Residential Home Equity Lines of Credit (HELOCs)	22,467,330	26.59%	23,452,499	26.55%
Total Real Estate	73,175,082	86.60%	78,475,715	88.83%

Commercial	10,173,302	12.04%	8,660,727	9.80%
Consumer	1,154,206	1.36%	1,208,136	1.37%
Gross loans	84,502,590	100.00%	88,344,578	100.00%
Less allowance for loan losses	(1,717,884)		(1,395,588)
Total loans, net	$82,784,706		$86,948,990

CONGAREE BANCSHARES, INC.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of the period	$1,395,588	$1,552,061
Provision for loan losses	368,671	259,000
Loans charged-off	(50,811)	(369,327)
Recoveries of loans previously charged-off	4,436	1,500
Balance at end of the period	$1,717,884	$1,443,234

The allowance for loan losses was $1,717,884 and $1,395,588 as of June 30, 2012 and December 31, 2011, respectively, and represented 2.03% and 1.58% of outstanding loans at June 30, 2012 and December 31, 2011, respectively.

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

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit.  Significant individual credits classified as doubtful or substandard within our credit grading system require both individual analysis and specific allocation.

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

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  Third party appraisals are obtained prior to the bank obtaining the collateral through deed-in-lieu of foreclosure or foreclosure.  Third party appraisals are ordered through and independently reviewed by our appraisal management company.  Those appraisals are generally ordered to provide the current “as-is” market value of the collateral.  Initial specific reserve estimates are based upon the best available information to estimate the current fair value (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from

CONGAREE BANCSHARES, INC.

the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. An outside credit review firm periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $2,156,384 and $2,692,395 in impaired loans at June 30, 2012 and December 31, 2011, respectively.  The valuation allowances related to impaired loans totaled $358,309 and $175,009 at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, nonaccrual loans totaled $827,890 and $1,550,775, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

CONGAREE BANCSHARES, INC.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2012 and December 31, 2011 were $99,709,524 and $102,526,449, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended June 30, 2012 (annualized) and the year ended December 31, 2011.

	June 30, 2012		December 31, 2011
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$10,203,909	—%	$9,573,942	—%
Interest-bearing checking	4,858,310	0.16	4,908,942	0.24
Money market	50,494,709	0.63	50,755,386	0.97
Savings	1,028,086	0.26	934,335	0.28
Time deposits less than $100,000	17,855,288	1.04	23,723,048	1.28
Time deposits $100,000 and over	15,558,547	1.17	17,892,780	1.58

Total	$99,998,849	0.78%	$107,788,433	1.11%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $84,202,567 and $86,923,368 at June 30, 2012 and December 31, 2011, respectively. Our loan-to-deposit ratio was 84.75% and 86.16% at June 30, 2012 and December 31, 2011, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize wholesale certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix.  All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at June 30, 2012.

CONGAREE BANCSHARES, INC.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2012 and December 31, 2011, we had $7,000,0000 outstanding.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $5,040,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.   The following table shows the amounts outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$3,000,000	2/25/2008	2/25/2013	2.615%
$1,000,000	8/11/2011	8/13/2012	0.260%
$1,000,000	8/11/2011	2/11/2013	0.370%
$1,000,000	8/11/2011	8/12/2013	0.430%
$1,000,000	8/11/2011	8/11/2015	1.070%

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

At June 30, 2012, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At June 30, 2012 and December 31, 2011, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 23.62% at June 30, 2012 compared to 24.20% as of December 31, 2011.  At June 30, 2012, $3,797,839 of our investment securities was pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2012.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $13,106,080 at June 30, 2012, an increase of $824,615 from $12,281,465 at December 31, 2011.  The increase is primarily due to the net income for the period of $713,423.

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

CONGAREE BANCSHARES, INC.

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

The following table sets forth the Bank’s capital ratios at June 30, 2012 and December 31, 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets)	$13,810	16.79%	$6,580	8.00%	$8,225	10.00%
Tier 1 capital (to risk-weighted assets)	12,764	15.52%	3,290	4.00%	4,935	6.00%
Tier 1 capital (to average assets)	12,764	10.67%	4,783	4.00%	5,979	5.00%

December 31, 2011
Total capital (to risk-weighted assets)	$13,225	15.44%	$6,853	8.00%	$8,566	10.00%
Tier 1 capital (to risk-weighted assets)	12,141	14.17%	3,427	4.00%	5,140	6.00%
Tier 1 capital (to average assets)	12,141	9.84%	4,935	4.00%	6,168	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of June 30, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  At June 30, 2012 and December 31, 2011, we had issued commitments to extend credit of approximately $9,979,000 and $10,453,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek

CONGAREE BANCSHARES, INC.

recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2011 and 2010, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.   There were standby letters of credit included in the commitments for $143,000 and $225,000 at June 30, 2012 and December 31, 2011, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.  Exhibits

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                  Section 1350 Certifications.

101                                                The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the six and three months ended June 30, 2012 and 2011, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements*.

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

Date: August 14, 2012	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the six and three months ended June 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the six and three months ended June 30, 2012 and 2011, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements*.

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