Form 10-Q
period 2012-09-30
Congaree Bancshares Inc
filed 2012-11-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 9, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Congaree Bancshares, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2012 (unaudited)	December 31, 2011
Assets:
Cash and due from banks	$3,690,828	2,486,703
Federal funds sold	1,044,000	86,000
Total cash and cash equivalents	4,734,828	2,572,703

Securities available-for-sale	23,685,322	26,952,357
Securities held-to-maturity (estimated fair value of $3,581,526 at September 30, 2012)	3,513,405	—
Non-marketable equity securities	555,000	615,900
Loans receivable	82,798,694	88,344,578
Less allowance for loan losses	1,448,764	1,395,588
Loans, net	81,349,930	86,948,990

Premises, furniture and equipment, net	607,288	663,958
Accrued interest receivable	438,687	561,545
Other real estate owned	2,897,164	3,181,559
Other assets	663,806	496,534
Total assets	$118,445,430	$121,993,546
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,630,600	$10,736,458
Interest-bearing transaction accounts	5,336,520	5,458,963
Savings and money market	48,690,537	51,297,549
Time deposits $100,000 and over	15,747,708	15,603,081
Other time deposits	16,479,745	19,430,398
Total deposits	98,885,110	102,526,449

Federal Home Loan Bank advances	6,000,000	7,000,000
Accrued interest payable	16,424	28,130
Other liabilities	308,733	157,502
Total liabilities	105,210,267	109,712,081

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 3,285 shares issued and outstanding at September 30, 2012 and December 31, 2011	3,224,057	3,199,913
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at September 30, 2012 and December 31, 2011	170,180	172,476
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at September 30, 2012 and December 31, 2011	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(8,259,765)	(8,933,358)
Accumulated other comprehensive income	394,723	136,466

Total shareholders’ equity	13,235,163	12,281,465
Total liabilities and shareholders’ equity	$118,445,430	$121,993,546

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,460,174	$3,647,657	$1,111,209	$1,227,321
Securities available for sale, taxable	567,014	556,176	177,308	175,322
Federal funds sold and other	1,426	14,485	767	3,692

Total interest income	4,028,614	4,218,318	1,289,284	1,406,335

Interest expense:
Time deposits $100,000 and over	132,469	234,257	41,470	64,614
Other deposits	366,180	647,510	110,453	191,872
Other borrowings	75,846	67,268	25,237	24,064

Total interest expense	574,495	949,035	177,160	280,550

Net interest income	3,454,119	3,269,283	1,112,124	1,125,785

Provision for loan losses	618,671	529,000	250,000	270,000

Net interest income after provision for loan losses	2,835,448	2,740,283	862,124	855,785

Noninterest income:
Service charges on deposit accounts	148,744	223,384	41,375	81,078
Residential mortgage origination fees	39,429	19,713	31,150	175
Gain on sale of securities	450,195	162,960	152,573	132,103
Other	108,354	75,732	32,121	18,601
Total noninterest income	746,722	481,789	257,219	231,957

Noninterest expenses:
Salaries and employee benefits	1,268,154	1,209,810	432,331	381,484
Net occupancy	407,677	369,379	139,579	125,425
Furniture and equipment	531,002	543,561	179,242	182,272
Professional fees	187,002	183,613	55,127	57,294
Regulatory fees and FDIC assessment	134,704	190,327	43,289	32,331
Net cost of operation of other real estate owned	288,179	238,263	55,732	122,968
Other operating	271,148	282,754	93,532	90,140

Total noninterest expense	3,087,866	3,017,707	998,832	991,914

Income before income taxes	494,304	204,365	120,511	95,828
Income tax benefit (expense)	335,555	396,609	(4,075)	(1,863)

Net income	829,859	600,974	116,436	93,965

Net accretion of preferred stock to redemption value	21,848	21,845	7,282	7,280
Preferred dividends	134,418	134,419	44,913	44,754

Net income available to common shareholders	$673,593	$444,710	$64,241	$41,931

Income per common share

Basic and diluted income per common share	$0.38	$0.25	$0.04	$0.03

Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Comprehensive Income

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net Income	$829,859	$600,974	$116,436	$93,965
Other comprehensive income net of tax:
Change in unrealized gains on securities available for sale	841,517	1,274,391	239,809	754,434
Less: Reclassification adjustment for gains realized in net income	(450,195)	(162,960)	(152,573)	(132,103)
Unrealized holding gains arising during the period	391,322	1,111,431	87,236	622,331
Tax effect	(133,065)	(376,444)	(29,836)	(210,785)
Other comprehensive income	258,257	734,987	57,400	411,546
Comprehensive Income	$1,088,116	$1,335,961	$173,836	$505,511

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2012 and 2011 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648

Accretion of Series A discount on preferred stock		24,144				(24,144)		—
Amortization of Series B premium on preferred stock		(2,299)				2,299		—
Dividends on preferred stock						(134,419)		(134,419)
Comprehensive Income						600,974	734,987	1,335,961
Balance, September 30, 2011	3,449	$3,365,105	1,764,439	$17,644	$17,688,324	$(9,021,516)	$328,633	$12,378,190

Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465

Accretion of Series A discount on preferred stock		24,142				(24,142)		—
Amortization of Series B premium on preferred stock		(2,294)				2,294		—
Dividends accrued on preferred stock						(134,418)		(134,418)
Comprehensive Income						829,859	258,257	1,088,116
Balance, September 30, 2012	3,449	$3,394,237	1,764,439	$17,644	$17,688,324	$(8,259,765)	$394,723	$13,235,163

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flow from operating activities
Net income	$829,859	$600,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	618,671	529,000
Deferred income tax benefit	(355,000)	(408,984)
Depreciation and amortization expense	113,628	151,749
Discount accretion and premium amortization	92,920	136,233
Decrease in accrued interest receivable	122,858	5,351
Decrease in accrued interest payable	(11,706)	(21,950)
Gain from sale of securities available-for-sale	(450,195)	(162,960)
Write downs on other real estate owned	199,474	—
Loss on sales of other real estate owned	13,013	58,948
Decrease (Increase) in other assets	54,663	(140,434)
Increase in other liabilities	151,231	190,606
Net cash provided by operating activities	1,379,416	938,533

Cash flow from investing activities
Purchase of securities available-for-sale	(19,274,737)	(21,593,325)
Purchase of securities held-to-maturity	(3,523,521)	—
Proceeds from maturities, calls and paydowns of securities available-for-sale	7,930,436	5,086,522
Proceeds from sales of securities available-for-sale	15,370,049	10,782,283
Proceeds from sales of securities held-to-maturity	—	1,205,623
Purchase of other investments	—	(170,700)
Proceeds from sale and redemption of other investments	60,900	19,000
Net decrease in loans receivable	4,332,020	1,454,009
Purchase of premises, furniture and equipment	(56,958)	(98,403)
Proceeds from sale of other real estate owned	720,277	540,484
Net cash provided (used) by investing activities	5,558,466	(2,774,507)

Cash flow from financing activities
Increase in noninterest-bearing deposits	1,894,142	1,238,323
Decrease in interest-bearing deposits	(5,535,481)	(4,569,080)
(Decrease) Increase in borrowings from FHLB	(1,000,000)	4,000,000
Dividends paid on preferred stock	(134,418)	(322,312)

Net cash provided (used) by financing activities	(4,775,757)	346,931

Net increase (decrease) in cash and cash equivalents	2,162,125	(1,489,043)

Cash and cash equivalents at beginning of the period	2,572,703	5,051,515

Cash and cash equivalents at end of the period	$4,734,828	$3,562,472

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$586,201	$970,985
Transfer of loans to other real estate	$648,369	$533,011
Reclassification of securities to held-to-maturity	$—	$3,165

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2012.

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

CONGAREE BANCSHARES, INC.

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the nine and three months ended September 30, 2012 and 2011:

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic net income per common share computation:
Net income available to common shareholders	$673,593	$444,710	$64,241	$41,931
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.38	$0.25	$0.04	$0.03

Diluted net income per common share computation:
Net income available to common shareholders	$673,593	$444,710	$64,241	$41,931
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.38	$0.25	$0.04	$0.03

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or September 30, 2012, and determined that no subsequent events occurred requiring accrual or disclosure.

On October 31, 2012, the Treasury sold its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”), of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,000 which is comprised of a decrease in preferred stock of $1,156,000 and a $202,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 shares of the Preferred Stock will save the Company $57,800 annually in dividend expenses.

Note 3 - Recently Issued Accounting Pronouncements

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

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012
Financial Instruments - Assets
Cash and due from banks	$3,690,828	$3,690,828	$3,690,828	$—	$—
Federal funds sold	1,044,000	1,044,000	1,044,000	—	—
Securities available-for-sale	23,685,322	23,685,322	—	23,685,322	—
Securities held-to-maturity	3,513,405	3,581,526	—	3,581,526	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	81,349,930	80,787,059	—	—	80,787,059
Accrued interest receivable	438,687	438,687	438,687	—	—

Financial Instruments — Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,657,657	66,657,657	66,657,657	—	—
Time Deposits	32,227,453	32,400,835	—	32,400,835	—
Federal Home Loan Bank advances	6,000,000	6,034,652	—	6,034,652	—
Accrued interest payable	16,424	16,424	16,424	—	—

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$2,486,703	$2,486,703
Federal funds sold	86,000	86,000
Securities available-for-sale	26,952,357	26,952,357
Nonmarketable equity securities	615,900	615,900
Loans receivable, net	86,948,990	86,064,131
Accrued interest receivable	561,545	561,545

Financial Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,492,970	67,492,970
Certificates of deposit and other time deposits	35,033,479	35,435,465
Federal Home Loan Bank advances	7,000,000	7,018,342
Accrued interest payable	28,130	28,130

	September 30, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,113,652	$—	$10,228,217	$—
Financial standby letters of credit	143,000	—	225,000	—

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

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

Fair Value Hierarchy

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Management measures impairment once a loan is identified as individually impaired. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012 and December 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,999,830	$—	$1,999,830	$—
Corporate bonds	486,195	—	486,195	—
Small Business Administration Securities	11,146,432	—	11,146,432	—
Mortgage-backed securities	4,786,341	—	4,786,341	—
State, county and municipals	5,266,524	—	5,266,524	—

Total assets	$23,685,322	$—	$23,685,322	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$5,784,079	$—	$5,784,079	$—
Mortgage-backed securities	1,597,764	—	1,597,764	—
Small Business Administration Securities	11,856,260	—	11,856,260	—
State, county and municipals	7,714,254	—	7,714,254	—

Total assets	$26,952,357	$—	$26,952,357	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,401,995	$—	$—	$3,401,995
Other real estate owned	2,897,164	—	—	2,897,164
Total assets	$6,299,159	$—	$—	$6,299,159

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,517,386	$—	$—	$2,517,386
Other real estate owned	3,181,559	—	—	3,181,559
Total assets	$5,698,945	$—	$—	$5,698,945

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,864,763 at September 30, 2012 with a valuation allowance of $462,768.  Impaired loans had a carrying value of $2,692,395 at December 31, 2011 with a valuation allowance of $175,009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,897,164 at September 30, 2012 and $3,181,559 at December 31, 2011.  There was approximately $199,474 and $13,013 in write downs and loss on sales of other real estate owned during the nine months ended September 30, 2012 and 2011, respectively.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2012
Government sponsored enterprises	$1,998,002	$1,830	$2	$1,999,830
Corporate bonds	472,927	13,268	—	486,195
Small Business Administration Securities	10,912,725	234,656	949	11,146,432
Mortgage-backed securities	4,763,797	28,754	6,210	4,786,341
State, county and municipal	4,939,784	328,402	1,662	5,266,524
	$23,087,235	$606,910	$8,823	$23,685,322

December 31, 2011
Government sponsored enterprises	$5,791,616	$4,153	$11,690	$5,784,079
Mortgage-backed securities	1,550,263	47,501	—	1,597,764
Small Business Administration Securities	11,819,381	61,680	24,801	11,856,260
State, county and municipal	7,584,332	204,484	74,562	7,714,254
	$26,745,592	$317,818	$111,053	$26,952,357

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities — continued

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2012
State, county and municipal	$3,513,405	$68,121	$—	$3,581,526
	$3,513,405	$68,121	$—	$3,581,526

There were no securities classified as held-to-maturity at December 31, 2011.

Proceeds from sales of available-for-sale securities were $15,370,049 and $10,782,283 for the nine month periods ended September 30, 2012 and 2011, respectively.  Gross gains of $450,195 and $97,501 were recognized on those sales for the nine month periods ended September 30, 2012 and 2011, respectively.  There were no losses recognized on those sales for the nine month periods ended September 30, 2012 and September 30, 2011.  Proceeds from sales of held to maturity securities were $1,205,623 for the nine month period ended September 30, 2011.  Gross gains of $65,459 were recognized on those sales for the nine months ended September 30, 2011.  There were no sales of held to maturity securities in 2012.

Proceeds from sales of available-for-sale securities were $3,744,180 and $4,480,244 for the three months ended September 30, 2012 and 2011, respectively. Gross gains of $152,573 and $132,103 were recognized on those sales for the three months ended September 30, 2012 and 2011, respectively.  There were no losses recognized on those sales for the three months ended September 30, 2012 and September 30, 2011.  There were no sales of held to maturity securities in the third quarter of 2011.

The amortized costs and fair values of investment securities at September 30, 2012, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due within one year	$1,031,253	$1,033,505	$—	$—
Due after one through five years	3,214,447	3,226,691	—	—
Due after five through ten years	10,310,259	10,714,900	1,131,318	1,163,320
Due after ten years	8,531,276	8,710,226	2,382,087	2,418,206

Total securities	$23,087,235	$23,685,322	$3,513,405	$3,581,526

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2012
Government sponsored enterprises	$998,000	$2	$—	$—	$998,000	$2
Small Business Administration securities	517,340	949	—	—	517,340	949
Mortgage-backed securities	2,696,664	6,210	—	—	2,696,664	6,210
State, county and municipal	628,548	1,662	—	—	628,548	1,662
	$4,840,552	$8,823	$—	$—	$4,840,552	$8,823

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities — continued

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011
Government sponsored enterprises	$1,988,310	$11,690	$—	$—	$1,988,310	$11,690
Small Business Administration securities	4,135,120	24,801	—	—	4,135,120	24,801
State, county and municipal	2,696,848	74,562	—	—	2,696,848	74,562
	$8,820,278	$111,053	$—	$—	$8,820,278	$111,053

There are no securities classified as held-to-maturity in an unrealized loss position at September 30, 2012.  There were no securities classified as held-to-maturity at December 31, 2011.

Securities classified as available-for-sale are recorded at fair market value.  There were no securities classified as available-for-sale or held-to-maturity in a continuous loss position for more than twelve months at September 30, 2012 or December 31, 2011.

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

At September 30, 2012 and December 31, 2011, securities with estimated fair value of $3,893,357 and $4,506,798, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$29,700,934	35.87%	$33,004,243	37.36%
Construction, Land Development, & Other Land	7,710,297	9.31%	8,753,485	9.91%
Residential Mortgages	11,918,824	14.40%	13,265,488	15.01%
Residential Home Equity Lines of Credit (HELOCs)	21,864,348	26.41%	23,452,499	26.55%
Total Real Estate	71,194,403	85.99%	78,475,715	88.83%

Commercial	10,079,339	12.17%	8,660,727	9.80%
Consumer	1,524,952	1.84%	1,208,136	1.37%
Gross loans	82,798,694	100%	88,344,578	100%
Less allowance for loan losses	(1,448,764)		(1,395,588)
Total loans, net	$81,349,930		$86,948,990

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

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$9,342,518	$27,604,920	$6,445,495	$1,389,749	$9,750,286	$20,312,267	$74,845,235
Special Mention	422,060	973,405	175,186	66,464	970,089	1,323,652	3,930,856
Substandard or Worse	314,761	1,122,609	1,089,616	68,739	1,198,449	228,429	4,022,603
Total	$10,079,339	$29,700,934	$7,710,297	$1,524,952	$11,918,824	$21,864,348	$82,798,694

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$7,128,910	$30,420,039	$6,976,391	$1,110,399	$10,835,930	$21,784,060	$78,255,729
Special Mention	1,073,539	739,155	320,761	—	444,576	1,166,773	3,744,804
Substandard or Worse	458,278	1,845,049	1,456,333	97,737	1,984,982	501,666	6,344,045
Total	$8,660,727	$33,004,243	$8,753,485	$1,208,136	$13,265,488	$23,452,499	$88,344,578

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following is an aging analysis of our loan portfolio at September 30, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$149,052	—	$39,049	$188,101	$9,891,238	$10,079,339	$—
Commercial Real Estate	88,244	—	555,089	643,333	29,057,601	29,700,934	—
Construction, Land Development, & Other Land	348,595	—	459,843	808,438	6,901,859	7,710,297	—
Consumer	15,202	—	—	15,202	1,509,750	1,524,952	—
Residential	329,757	61,765	78,617	470,139	11,448,685	11,918,824	—
Residential HELOC	—	—	—	—	21,864,348	21,864,348	—
Total	$930,850	$61,765	$1,132,598	$2,125,213	$80,673,481	$82,798,694	$—

The following is an aging analysis of our loan portfolio at December 31, 2011:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Commercial	$89,946	$279,604	$—	$369,550	$8,291,177	$8,660,727	$—
Commercial real estate	161,654	—	52,118	213,772	32,790,471	33,004,243	—
Construction, land development and other land	—	—	812,429	812,429	7,941,056	8,753,485	—
Consumer	—	—	—	—	1,208,136	1,208,136	—
Residential	486,748	—	273,661	760,409	12,505,079	13,265,488	—
Residential HELOC	99,155	—	—	99,155	23,353,344	23,452,499	—

Total	$837,503	$279,604	$1,138,208	$2,255,315	$86,089,263	$88,344,578	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	September 30, 2012	December 31, 2011
Commercial	$180,083	$216,168
Commercial Real Estate	1,122,609	52,118
Construction, Land Development, & Other Land	459,843	812,429
Consumer	1,765	67,200
Residential	697,097	402,860
Residential HELOCs	—	—
Total	$2,461,397	$1,550,775

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, we received approximately $95,232 and $37,452 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $56,021 and $75,069, respectively.

Transactions in the allowance for loan losses are summarized below:

	September 30, 2012	December 31, 2011	September 30, 2011
Balance, beginning of period	$1,395,588	$1,552,061	$1,552,061
Provision charged to operations	618,671	744,000	529,000
Loans charged-off	(571,330)	(902,143)	(582,659)
Recoveries of loans previously charged-off	5,835	1,670	1,500

Balance, end of period	$1,448,764	$1,395,588	$1,499,902

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs	—	(422,456)	(5,790)	(1,009)	(43,401)	(98,674)	—	(571,330)
Recoveries	1,400	919	—	—	3,516	—	—	5,835
Provision	(63,660)	437,637	(24,139)	6,119	(541)	240,818	22,437	618,671
Ending Balance	$194,571	$324,964	$154,981	$59,839	$143,512	$477,369	$93,528	$1,448,764

Ending Balances:
Individually evaluated for impairment	$90,423	$242,388	$19,922	$28,407	$81,628	$—	$—	$462,768
Collectively evaluated for impairment	$104,148	$82,576	$135,059	$31,432	$61,884	$477,369	$93,528	$985,996

Loans Receivable:
Ending Balance - Total	$10,079,339	$29,700,934	$7,710,297	$1,524,952	$11,918,824	$21,864,348	$—	$82,798,694

Ending Balances:
Individually evaluated for impairment	$215,579	$1,462,357	$965,765	$111,735	$1,109,327	$—	$—	$3,864,763
Collectively evaluated for impairment	$9,863,760	$28,238,577	$6,744,532	$1,413,217	$10,809,497	$21,864,348	$—	$78,933,931

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, and for the three months ended September 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$286,216	$306,846	$173,702	$50,400	$164,050	$534,594	$202,076	$1,717,884
Charge Offs	—	(420,837)	—	(1,009)	—	(98,674)	—	(520,520)
Recoveries	1,400	—	—	—	—	—	—	1,400
Provision	(93,045)	438,955	(18,721)	10,448	(20,538)	41,449	(108,548)	250,000
Ending Balance	$194,571	$324,964	$154,981	$59,839	$143,512	$477,369	$93,528	$1,448,764

Ending Balances:
Individually evaluated for impairment	$90,423	$242,388	$19,922	$28,407	$81,628	$—	$—	$462,768
Collectively evaluated for impairment	$104,148	$82,576	$135,059	$31,432	$61,884	$477,369	$93,528	$985,996

Loans Receivable:
Ending Balance - Total	$10,079,339	$29,700,934	$7,710,297	$1,524,952	$11,918,824	$21,864,348	$—	$82,798,694

Ending Balances:
Individually evaluated for impairment	$215,579	$1,462,357	$965,765	$111,735	$1,109,327	$—	—	$3,864,763
Collectively evaluated for impairment	$9,863,760	$28,238,577	$6,744,532	$1,413,217	$10,809,497	$21,864,348	$—	$78,933,931

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarizes the activity of the allowance for loan losses for the three months ended September 30, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$274,445	$317,122	$71,060	$143,849	$229,523	$395,051	$12,184	$1,443,234
Charge Offs	(100,693)	—	(9,330)	—	—	(103,309)	—	(213,332)
Recoveries	—	—	—	—	—	—	—	—
Provision	85,281	155,165	14,161	(81,740)	(78,436)	145,261	30,307	270,000
Ending Balance	$259,033	$472,288	$75,891	$62,109	$151,087	$437,003	$42,491	$1,499,902

The following table summarizes the activity of the allowance for loan losses for the nine months ended September 30, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$513,807	$223,601	$114,958	$39,392	$185,696	$439,515	$35,092	$1,552,061
Charge Offs	(192,528)	—	(9,330)	(53,902)	—	(326,899)	—	(582,659)
Recoveries	1,500	—	—	—	—	—	—	1,500
Provision	(63,746)	248,687	(29,737)	76,619	(34,609)	324,387	7,399	529,000
Ending Balance	$259,033	$472,288	$75,891	$62,109	$151,087	$437,003	$42,491	$1,499,901

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2011:

			Construction,
			Land
		Commercial	Development			Residential
	Commercial	Real Estate	& Other Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Ending balances:
Individually evaluated for impairment	$54,168	$818	$29,905	$15,607	$74,511	$—	$—	$175,009
Collectively evaluated for impairment	$202,663	$308,046	$155,005	$39,122	$109,427	$335,225	$71,091	$1,220,579
Loans receivable:
Ending balance - total	$8,660,727	$33,004,243	$8,753,485	$1,208,136	$13,265,488	$23,452,499	$—	$88,344,578
Ending balances:
Individually evaluated for impairment	$216,168	$394,631	$1,326,751	$67,200	$687,645	$—	$—	$2,692,395
Collectively evaluated for impairment	$8,444,559	$32,609,612	$7,426,734	$1,140,936	$12,577,843	$23,452,499	$—	$85,542,183

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	339,748	339,748	—	341,186	20,774
Construction, Land Development, & Other Land	459,843	459,843	—	459,478	—
Consumer	—	—	—	—	—
Residential	723,550	723,550	—	729,790	36,555
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$215,579	$215,579	$90,423	$114,375	$4,456
Commercial Real Estate	1,122,609	1,651,278	242,388	1,643,713	57,683
Construction, Land Development, & Other Land	505,922	505,922	19,922	509,785	22,801
Consumer	111,735	241,047	28,407	108,855	2,032
Residential	385,777	385,777	81,628	385,439	16,164
Residential HELOC	—	—	—	—	—

Total
Commercial	$215,579	$215,579	$90,423	$114,375	$4,456
Commercial Real Estate	1,462,357	1,991,026	242,388	1,984,900	78,457
Construction, Land Development, & Other Land	965,765	965,765	19,922	969,263	22,801
Consumer	111,735	241,047	28,407	108,855	2,032
Residential	1,109,327	1,109,327	81,628	1,115,228	52,719
Residential HELOC	—	—	—	—	—
	$3,864,763	$4,522,744	$462,768	$4,292,621	$160,465

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	358,713	515,996	—	512,821	36,274
Construction, land development, and other land	594,147	627,820	—	626,668	15,638
Consumer	—	—	—	—	—
Residential	379,811	412,804	—	406,734	7,078
Residential HELOC	—	—	—	—	—
With an allowance recorded
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	35,918	224,926	818	202,965	—
Construction, land development, and other land	732,605	761,577	29,905	847,916	31,565
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	307,833	307,141	74,511	214,801	12,651
Residential HELOC	—	—	—	—	—
Total
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial real estate	394,631	740,922	818	715,786	36,274
Construction, land development, and other land	1,326,752	1,389,397	29,905	1,474,584	47,203
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	687,644	719,945	74,511	621,535	19,729
Residential HELOC	—	—	—	—	—
Total	$2,692,395	$3,262,944	$175,009	$3,156,090	$126,216

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

Our impaired loans include loans on nonaccrual status and loans modified in a troubled debt restructuring (“TDR”), whether on accrual or nonaccrual status. These impaired loans may have estimated impairment which is included in the allowance for loan losses.  Our impaired loans are evaluated individually to determine the related allowance for loan losses.

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

The following table summarizes the recorded investment of TDRs modified during the nine months ended September 30, 2012:

	For the nine months ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial	1	$94	$94
Consumer — Other	1	$45	$45

During the nine months ended September 30, 2012, we modified two loans that were considered to be TDRs.   We extended the terms and lowered the interest rate for both loans.  During the three months ended September 30, 2012, we did not modify any loans that were considered to be TDRs.

The following table summarizes TDRs identified within the previous twelve months that defaulted in the nine months ended September 30, 2012.  A loan is considered to be in default if it is 30 or more days past due.

	For the Nine Months Ended September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment
Commercial	1	$88

Total	1	$88

CONGAREE BANCSHARES, INC.

Note 6 — Loans Receivable — continued

The following table summarized TDRs identified within the previous twelve months that defaulted in the three months ended September 30, 2012.  A loan is considered to be in default if it is 30 or more days past due.

	For the Three Months Ended September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment
Commercial	1	$88
Total	1	$88

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended September 30, 2012 and December 31, 2011 are summarized below:

	2012	2011

Balance, beginning of period	$3,181,559	$3,293,167
Additions	648,369	625,711
Sales	(733,290)	(552,920)
Write downs	(199,474)	(184,399)

Balance, end of period	$2,897,164	$3,181,559

Note 8 - Regulatory Matters

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

CONGAREE BANCSHARES, INC.

Note 9 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

On January 9, 2009, as part of the CPP established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”),  the Company entered into a Letter Agreement with Treasury dated January 9, 2009, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Series A Preferred Stock, and a ten-year warrant to purchase 164 shares of the Company’s Series B Preferred Stock at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Series A Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter.  The Series B Preferred Stock has a dividend rate of 9% per year.  Although it previously deferred five quarterly interest payments, the Company has been current on its dividend obligations to Treasury since May 15, 2011. As described in Note 2 above, on October 31, 2012, the Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process conducted by the Treasury. The redemption of the 1,156 in shares of the Preferred Stock will save the Company $57,800 annually in dividend expenses.

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

•                  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals, including the potential that the regulatory agencies may require higher levels of capital above the current standard regulatory-mandated minimums, including the impact of the proposed capital rules under Basel III;

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

•                  recent negative developments in the financial services industries, the domestic and international credit markets, and the economy in general may continue to adversely impact out earnings and could increase its credit risk associated with the loan portfolios, and these adverse impacts could be exacerbated by potential negative economic developments that may occur if certain federal tax reductions expire and spending cuts go into effect as currently scheduled;

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

CONGAREE BANCSHARES, INC.

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

These risks are exacerbated by the developments over the past three plus years in the national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  For more than three years, the capital and credit markets have experienced extended volatility and disruption.  During the first nine months of 2012, economic conditions, while slow by historical standards and still fluctuating on a day to day basis, have shown general signs of stabilization. However, as a result of United States government fiscal challenges, continued volatility in European sovereign and bank debt, slow improvement in domestic employment conditions and the economic and monetary policy statements by the Board of Governors of the Federal Reserve System (the “Federal Reserve”), it is difficult to predict if this stabilization is indicative of a lasting trend.  Current economic reports are mixed and the outlook for the remainder of 2012 is unclear and does not yet indicate expectations of a sustained recovery.  There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

Overview

Our Bank opened for business on October 16, 2006.  All activities of the Company prior to that date relate to the organization of the Bank.  The following discussion describes our results of operations for the nine and three month periods ended September 30, 2012 and 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.

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

CONGAREE BANCSHARES, INC.

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

CONGAREE BANCSHARES, INC.

In addition, on April 5, 2012, the U.S. President signed the Jumpstart Our Business Startup Act (the “JOBS Act”), which is intended to stimulate economic growth by helping smaller and emerging growth companies access the U.S. capital markets.  The JOBS Act amends various provisions of, and adds new sections to, the Securities Act of 1933 and the Securities Exchange Act of 1934, as well as provisions of the Sarbanes-Oxley Act of 2002.  In addition, under the JOBS Act, a bank or bank holding company is permitted to have 2,000 shareholders before being subject to public company requirements and to deregister from the SEC when its shareholder count falls below 1,200.  The SEC has been directed to issue rules implementing these amendments by April 5, 2013.  While we do not anticipate that the JOBS Act will have a significant effect on the Company, it is unclear what long term effects this new legislation will have on community banks in general.

Further, in December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The comment period on the three rules expired on October 22, 2012, and the three proposed rules are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. If approved in their current form, the rules would be effective over a phased-in period from 2013 to 2019. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.  At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd—Frank Act will be integrated with the requirements of Basel III.

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

Increasing and Strengthening Our Capital Position.

As of September 30, 2012, the Bank’s ratios are sufficient to satisfy the regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by managing new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.  While the repurchase of 1,156 shares of our Series A Preferred Stock from Treasury in October 2012 reduced our capital, we remain “well capitalized” and believe the impact of this

CONGAREE BANCSHARES, INC.

reduction was more than offset by the $202,000 gain attributable to the discounted repurchase and the future savings of $57,800 annually in dividends expense.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2011, as filed in our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and

CONGAREE BANCSHARES, INC.

the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the nine month period ended September 30, 2012.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Results of Operations

Nine and three months ended September 30, 2012 and 2011

General

The Company recorded net income, after tax benefit, of $829,859 and net income available to common shareholders of $673,593, for the nine months ended September 30, 2012, compared to net income, after tax benefit, of $600,974 and net income available to common shareholders of $444,710, for the nine months ended September 30, 2011.  Basic earnings per common share were $0.38 for the first nine months of 2012 compared to income per common share of $0.25 in the first nine months of 2011.  The increase in net income as compared to the same period in 2011 is primarily attributable to an increase in gain on sale of securities and the Bank’s net interest margin.  For the nine months ended September 30, 2012, the gain on sale of securities was $450,195 compared to $162,960 for the same period in 2011.  In addition, our net interest margin at September 30, 2012 was 4.08% compared to 3.66% at September 30, 2011.  Despite the higher levels of liquidity, lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

The Company recorded net income, after tax benefit, of $116,436 and net income available to common shareholders of $64,241, for the three months ended September 30, 2012, compared to net income, after tax benefit, of $93,965 and net income available to common shareholders of $41,931, for the three months ended September 30, 2011.  Basic earnings per common share were $0.04 for the third quarter of 2012 compared to income per common share of $0.03 in the third quarter of 2011.  The increase in net income as compared to the same period in 2011 is primarily the result of an increase in gain on sale of securities and the Bank’s net interest margin.  For the three months ended September 30, 2012, the gain on sale of securities was $152,573 compared to $132,103 for the same period in 2011.  The increase in net income as compared to the same period in 2011 is also attributable to an increase in the Bank’s net interest margin. For the three months ended September 30, 2012, our net interest margin was 3.94% compared to 3.83% at September 30, 2011.  Despite the higher levels of liquidity, lower deposit costs have resulted in a positive trend in the Company’s net interest margin.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2012 and 2011 were 4.08% and 3.66%, respectively.  Our annualized net interest margins for the three months ended September 30, 2012 and 2011 were 3.94% and 3.83%, respectively.

Net interest income was $3,454,119 during the nine months ended September 30, 2012, compared to $3,269,283 for the same period in 2011.  Interest income of $4,028,614 for the nine months ended September 30, 2012 included $3,460,174 on loans, $567,014 on investment securities and $1,426 on federal funds sold and other.  This represented a decrease of $189,704 in interest income for the nine months ended September 30, 2012 compared to the same period last year which was primarily due to a 3.1% reduction in average loan portfolio. Total interest expense of $574,495 for the nine months ended September 30, 2012 included $498,649 related to deposit accounts and $75,846 on FHLB advances and other borrowings. Interest expense decreased from $949,035 for the nine months ended September 30, 2011 to $574,495 for the nine months ended September 30, 2012, largely due to a 11.1% decrease in the average interest bearing deposits.

Net interest income was $1,112,124 for the quarter ended September 30, 2012, compared to $1,125,785 for the same period in 2011.  Interest income of $1,289,284 for the quarter ended September 30, 2012 included $1,111,209 on loans, $177,308 on

CONGAREE BANCSHARES, INC.

investment securities and $767 on federal funds sold and other.  Total interest expense of $177,160 for the quarter ended September 30, 2012 included $151,923 related to deposit accounts and $25,237 on FHLB advances and other borrowings.

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

Our provision for loan losses for the nine months ended September 30, 2012 was $618,671 an increase of $89,671, or 17.0% over our provision of $529,000 for the nine months ended September 30, 2011.  Our provision for loan losses for the three months ended September 30, 2012 was $250,000, a decrease of $20,000, or 7.4% over our provision of $270,000 for the three months ended September 30, 2011.  During the first six months of 2012, management modified the loan loss allowance methodology as it relates to second-mortgage home equity lines of credit. The modifications resulted in an increase in provisions needed to support an adequate level of reserve during the first six months of 2012. The lower provision for loan losses during the three months ended September 30, 2012 relates primarily to an overall improvement in the credit quality of our loan portfolio during the third quarter of 2012.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2012 was $746,722, compared to $481,789 for the same period in 2011.  Noninterest income for the nine months ended September 30, 2012 consisted primarily of gains on sale of investment securities of $450,195, service charges on deposit accounts of $148,744, and mortgage loan origination fees of $39,429.  Noninterest income for the nine months ended September 30, 2011 consisted primarily of service charges on deposit accounts of $223,384, gains on sale of investment securities of $162,960, and mortgage loan origination fees of $19,713. The increase of $264,933 in noninterest income compared to the same period in 2011 is primarily the result of an increase in one-time gains on the sale of securities of $287,235.

Noninterest income for the three months ended September 30, 2012 was $257,219 compared to $231,957 for the three months ended September 30, 2011.  Noninterest income for the quarter ended September 30, 2012 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gains on sale of investment securities. The increase of $25,262 in noninterest income compared to the same period in 2011 is primarily the result of an increase in one-time gains on the sale of securities of $20,470.

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

For example, the Dodd-Frank Act, which was signed into law on July 21, 2010, established new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, in accordance with the Dodd-Frank Act, the Federal Reserve approved a final debit card interchange rule which caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October

CONGAREE BANCSHARES, INC.

1, 2011.  Our ATM/debit card fee income is included in other noninterest income and was $79,925 and $79,610 for the nine months ended September 30, 2012 and 2011, respectively.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to insure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2012 and 2011.

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$1,268,154	$1,209,810	$432,331	$381,484
Occupancy and equipment	504,739	513,584	169,373	175,330
Data processing and related costs	433,940	399,356	149,448	132,367
Marketing, advertising and shareholder communications	48,245	36,343	14,067	3,569
Legal and audit	175,937	162,952	52,944	51,442
Other professional fees	11,065	20,661	2,183	5,852
Supplies, postage and telephone	53,042	56,495	18,024	30,997
Insurance	27,367	35,902	9,240	12,925
Credit related expenses	3,142	2,332	831	1,036
Regulatory fees and FDIC insurance	134,704	190,327	43,289	32,331
Other real estate owned expense	288,179	238,263	55,732	122,968
Other	139,352	151,682	51,370	41,613
Total noninterest expense	$3,087,866	$3,017,707	$998,832	$991,914

The most significant component of noninterest expense is compensation and benefits, which totaled $1,268,154 for the nine months ended September 30, 2012, compared to $1,209,810 for the nine months ended September 30, 2011. Regulatory fees and FDIC insurance decreased from $190,327 for the nine months ended September 30, 2011 to $134,704 for the nine months ended September 30, 2012 due to a change in the assessment base used to calculate the fees. Other real estate expenses increased from $238,263 for the nine months ended September 30, 2011, to $288,179 for the nine months ended September 30, 2012 as a result of increased writedowns in the portfolio. Salaries and employee benefits increased from $381,484 for the three months ended September 30, 2011 to $432,331 for the three months ended September 30, 2012, primarily due to staffing changes as a result of hiring new employees and performance-based increases.  Other real estate expenses decreased from $122,968 for the three months ended September 30, 2011, to $55,732 for the three months ended September 30, 2012. This decrease is the result of a significant amount of writedowns in the third quarter of 2011 compared to the same period in 2012.

Income Tax Benefit

The Company reported taxable income for the nine months ended September 30, 2012 and 2011.  We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to

CONGAREE BANCSHARES, INC.

potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current period.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Balance Sheet Review

General

At September 30, 2012, total assets were $118,445,430, compared to $121,993,546 at December 31, 2011, a decrease of $3,548,116, or 2.9%.  The decrease in assets resulted from a decrease in gross loans of approximately $5.5 million offset by the increase in cash and cash equivalents of approximately $2.2 million. Gross loans totaled $82,798,694 and cash and cash equivalents were $4,734,828 at September 30, 2012.

Deposits totaled $98,885,110 at September 30, 2012 and $102,526,449 at December 31, 2011.  FHLB advances were $6,000,000 at September 30, 2012 and $7,000,000 at December 31, 2011.  Shareholders’ equity was $13,235,163 and $12,281,465 at September 30, 2012 and December 31, 2011, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at September 30, 2012 were $82,798,694, or 74.9% of interest-earning assets and 69.9% of total assets, compared to $88,344,578, or 76.2% of interest-earning assets and 72.4% of total assets, at December 31, 2011.  Several factors attributed to the reduction in loans for the current period, including weak loan demand, increased competition for qualified borrowers, and increased portfolio amortization due to its age.  Those factors, among others, continue to create challenges to the growth of the portfolio.

Loans secured by real estate mortgages comprised approximately 85.99% of loans outstanding at September 30, 2012 and 88.83% at December 31, 2011. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 12.17% and 9.80% of our loan portfolio at September 30, 2012 and December 31, 2011, respectively.  Our construction and development loans represented approximately 9.31% and 9.91% of our loan portfolio at September 30, 2012 and December 31, 2011, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$29,700,934	35.87%	$33,004,243	37.36%
Construction, Land Development, & Other Land	7,710,297	9.31%	8,753,485	9.91%
Residential Mortgages	11,918,824	14.40%	13,265,488	15.01%
Residential Home Equity Lines of Credit (HELOCs)	21,864,348	26.41%	23,452,499	26.55%
Total Real Estate	71,194,403	85.99%	78,475,715	88.83%

Commercial	10,079,339	12.17%	8,660,727	9.80%
Consumer	1,524,952	1.84%	1,208,136	1.37%
Gross loans	82,798,694	100%	88,344,578	100%
Less allowance for loan losses	(1,448,764)		(1,395,588)
Total loans, net	$81,349,930		$86,948,990

CONGAREE BANCSHARES, INC.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 is presented below:

	September 30, 2012	December 31, 2011

Balance, beginning of period	$1,395,588	$1,552,061
Provision charged to operations	618,671	744,000
Loans charged-off	(571,330)	(902,143)
Recoveries of loans previously charged-off	5,835	1,670
Balance, end of period	$1,448,764	$1,395,588

The allowance for loan losses was $1,448,764 and $1,395,588 as of September 30, 2012 and December 31, 2011, respectively, and represented 1.75% and 1.58% of outstanding loans at September 30, 2012 and December 31, 2011, respectively.

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

CONGAREE BANCSHARES, INC.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $3,864,763 and $2,692,395 in impaired loans at September 30, 2012 and December 31, 2011, respectively.  The valuation allowances related to impaired loans totaled $462,768 and $175,009 at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, nonaccrual loans totaled $2,461,397 and $1,550,775, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the

CONGAREE BANCSHARES, INC.

principal balance. The increase in nonaccrual loans was primarily driven by three loans to two borrowers that totaled $1,234,550. While the increase negatively affects the level of the bank’s nonaccrual loans, management has sufficient ALLL reserves against these assets based upon recent collateral evaluations.

CONGAREE BANCSHARES, INC.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of September 30, 2012 and December 31, 2011 were $98,885,110 and $102,526,449, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended September 30, 2012 (annualized) and the year ended December 31, 2011.

	September 30, 2012		December 31, 2011
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$11,730,465	—%	$9,573,942	—%
Interest-bearing checking	5,108,270	0.16	4,908,942	0.24
Money market	48,930,814	0.60	50,755,386	0.97
Savings	1,089,047	0.25	934,335	0.28
Time deposits less than $100,000	16,556,986	0.94	23,723,048	1.28
Time deposits $100,000 and over	15,367,548	1.14	17,892,780	1.58

Total	$98,783,130	0.75%	$107,788,433	1.11%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $83,137,402 and $86,923,368 at September 30, 2012 and December 31, 2011, respectively. Our loan-to-deposit ratio was 83.73% and 86.16% at September 30, 2012 and December 31, 2011, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize wholesale certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix.  All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at September 30, 2012.

CONGAREE BANCSHARES, INC.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At September 30, 2012 and December 31, 2011, we had $6,000,000 and $7,000,0000 outstanding, respectively.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $6,000,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.  The following table shows the amounts outstanding, grant date, maturity date, and interest rate.

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

At September 30, 2012, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At September 30, 2012 and December 31, 2011, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 23.99% at September 30, 2012 compared to 24.20% as of December 31, 2011.  At September 30, 2012, $3,797,839 of our investment securities was pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2012.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $13,235,163 at September 30, 2012, an increase of $953,698 from $12,281,465 at December 31, 2011.  The increase is primarily due to the net income for the period of $829,859.

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

The following table sets forth the Bank’s capital ratios at September 30, 2012 and December 31, 2011:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total capital (to risk-weighted assets)	$13,848	17.20%	$6,441	8.00%	$8,051	10.00%
Tier 1 capital (to risk-weighted assets)	12,836	15.94%	3,221	4.00%	4,832	6.00%
Tier 1 capital (to average assets)	12,836	10.80%	4,754	4.00%	5,943	5.00%

December 31, 2011
Total capital (to risk-weighted assets)	$13,225	15.44%	$6,853	8.00%	$8,566	10.00%
Tier 1 capital (to risk-weighted assets)	12,141	14.17%	3,427	4.00%	5,140	6.00%
Tier 1 capital (to average assets)	12,141	9.84%	4,935	4.00%	6,168	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of September 30, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

In addition, the repurchase of 1,156 shares of our Series A Preferred Stock from Treasury in October 2012 reduced our capital levels, but we remain “well capitalized” and believe the impact of this reduction was more than offset by the $202,000 gain attributable to the discounted repurchase and the future savings of $57,800 annually in dividends expense. For a more detailed description of this repurchase, see Note 2, Subsequent Events, above.

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States.  As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  Once adopted, these new capital requirements would be phased in over time.  Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. The comment period on the three rules expired on October 22, 2012, and the three proposed rules are expected to be published jointly by the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency after each agency has completed its approval process. If approved in their current form, the rules would be effective over a phased-in period from 2013 to 2019. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

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

CONGAREE BANCSHARES, INC.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  At September 30, 2012 and December 31, 2011, we had issued commitments to extend credit of approximately $10,114,000 and $10,228,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2011 and 2010, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  There were standby letters of credit included in the commitments for $143,000 and $225,000 at September 30, 2012 and December 31, 2011, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2012.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

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

Item 6.  Exhibits

31.1                                          Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                                          Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                                    Section 1350 Certifications.

101                                             The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the nine and three months ended September 30, 2012 and 2011, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements*.

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

Date: November 14, 2012	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Condensed Statements of Operations for the nine and three months ended September 30, 2012 and 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the nine and three months ended September 30, 2012 and 2011, (iv) Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Condensed Financial Statements*.

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