Form 10-K
period 2012-12-31
Congaree Bancshares Inc
filed 2013-03-28
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $4,763,985 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2013
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 23, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I

Item 1.  Business

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described below under “Risk Factors” and the following:

•                  credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•                  restrictions or conditions imposed by our regulators on our operations;

•                  our efforts to raise capital or otherwise increase our regulatory capital ratios;

•                  our ability to retain our existing customers, including our deposit relationships;

•                  changes in deposit flows;

•                  increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment, which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in governmental initiatives affecting the financial services industry;

•                  general economic conditions resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in access to funding or increased regulatory requirements with regard to funding;

•                  increased cybersecurity risk, including potential business disruptions or financial losses;

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what impact these uncertain market conditions will have on us.  For more than three years, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented developments will not continue to materially and adversely impact our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes. For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K.

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

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank.  As of December 31, 2012, our consolidated total assets were $113,453,610, our consolidated total loans were $80,701,245, our consolidated total deposits were $94,803,120, and our consolidated total shareholders’ equity was approximately $12,449,095.

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

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public.  Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (currently, $250,000, subject to aggregation rules).  Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

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

Our primary service area has also experienced solid population growth.  From 2000 to 2010, Lexington County’s population increased by 21.5% (an increase of 46,377 people), for a ranking of sixth among the 46 counties in South Carolina in terms of population growth over the last decade.  Based on a 2010 estimate, Lexington County ranks sixth as far as the largest counties, amongst the top ten in the State. In 2010, Lexington County had a total of 262,391 residents.  According to the most recent data published by the FDIC, as of June 30, 2012, the Bank maintained a 2.96% deposit market share in Lexington County. As of June 30, 2012, our market share in Cayce, South Carolina is 14.08% and our market share in West Columbia, South Carolina is 9.14%.

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

Lending Activities

We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s primary service area.  We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits.  As a result, we may have to charge lower interest rates to attract borrowers.  At December 31, 2012, we had net loans of $79,406,192, representing 70.0% of our total assets.

Loan Approval and Review.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  The Bank’s loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee.  The Bank’s lending staff and credit administration meets on a regular basis to help identify and discuss potential problem loans.  The Bank does not make any loans to any related person unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank.  The Bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future.  The Bank sells residential mortgage loans that it originates in the secondary market.

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

Real Estate Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  As of December 31, 2012, loans secured by first or second mortgages on real estate made up approximately $71,180,476, or 88% of our loan portfolio.  These loans will generally fall into one of two categories: commercial real estate and residential home equity lines of credit.  These categories are discussed in more detail below, including their specific risks.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  The Bank will generally charge an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans.  Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan.  On first and second mortgage loans we typically do not advance more than regulatory limits.  Loans originated which exceed supervisory guidelines are typically limited to borrowers that exhibit a capacity for repayment that exceeds bank policy.  While the bank can advance funds in excess of supervisory guidelines, there are regulatory limits on those advances.  The aggregate amount of all loans in excess of the supervisory loan-to-value limits should not exceed 100 percent of total capital.  Within the aggregate limit, total loans for all commercial, agricultural, multifamily or other non-1-to-4 family residential properties should not exceed 30 percent of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels.  As of December 31, 2012 non-1-to-4 family residential loans equaled 25% of total capital and all loans in excess of supervisory guidelines equaled 40% of total capital.  We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien.  We will also require borrowers to obtain hazard insurance policies and flood insurance, if applicable.  Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

We will have the ability to originate some real estate loans for sale into the secondary market.  We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•                  Real Estate - Mortgage.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  These loans generally fall into one of three categories: residential real estate loans, residential home equity lines of credit, and commercial real estate loans.

•                  Residential Real Estate Loans.  At December 31, 2012, our individual residential real estate loans ranged in size from $785 to $1,102,177, with an average loan size of approximately $118,533.  These loans generally have longer terms of up to 20 years.  We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them.  We do not intend to retain servicing rights for these loans.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile.  By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank.  At December 31, 2012, residential real estate loans (other than construction loans) totaled $12,327,482, or 15% of our loan portfolio.

•                  Residential Home Equity Lines of Credit.  At December 31, 2012, our individual residential home equity lines of credit ranged in principal balances from $0 to $979,864, with an average principal balance of approximately $74,384.  These loans generally have longer terms of up to 20 years.  We offer fixed and adjustable rate home equity lines of credit.  These loans are generally secured by a first or second mortgage on the borrower’s primary residence.  Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt.  If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan.  To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile.  The Bank has obtained private mortgage insurance on second mortgage loans that exceeded supervisory guidelines at the inception of the loan.  At December 31, 2012, the principal balance of residential home equity lines of credit totaled $21,273,793, or 26% of our loan portfolio.

•                  Commercial Real Estate Loans.  At December 31, 2012, our individual commercial real estate loans ranged in size from $7,594 to $1,422,023, with an average loan size of approximately $256,603.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt.  If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease and thereby be unable to satisfy the loan.  To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals.  We typically review the personal financial statements of the principal owners and require their personal guarantees.  These reviews often reveal secondary sources of payment and liquidity to support a loan request.  At December 31, 2012, commercial real estate loans (other than construction loans) totaled $30,022,579, or 37% of our loan portfolio.

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

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We may also reduce risk by selling participations in larger loans to other institutions when possible.  At December 31, 2012, total construction, land development, and other land loans amounted to $7,556,622, or 10% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs.  These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk.  Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less.  At December 31, 2012, commercial loans amounted to $8,192,486, or 10% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured.  To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, and debt to income ratios.  If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period.  Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans.  For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,328,283 or 2% of our loan portfolio.

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

Employees

As of December 31, 2012, we had 24 full-time employees and one part-time employee. We believe that our relations with our employees are good.

Supervision and Regulation

Both Congaree Bancshares, Inc. and Congaree State Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed and is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crisis

The U.S. Congress, the Treasury and the federal banking regulators, including the FDIC, have taken broad actions since early September 2008 to address the volatility and disruption in the U.S. banking system.  Several regulatory and governmental actions have been announced including:

•                  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in the Troubled Asset Relief Program (“TARP”).  The Treasury also allocated $250 billion towards the TARP Capital Purchase Program (“CPP”), pursuant to which Treasury purchased debt or equity securities from participating institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.   The EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.

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

On October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock (collectively, the “Preferred Stock”) of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,000 which is comprised of a decrease in preferred stock of $1,135,000 and a $181,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 shares of Series A Preferred Stock will save the Company $57,800 annually in dividend expenses.

Following the sale of the Preferred Stock on October 31, 2012, the Treasury has completely eliminated its equity stake in the Company through the CPP. As a result, the executive compensation and corporate governance standards that were applicable to the Company while the Treasury held shares of the Preferred Stock are no longer applicable to our Company, and we have the option to increase the compensation for our executive officers and other senior employees on a going forward basis.

•                  On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in TARP.

•                  On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                  On July 21, 2010, the US President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act created a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act also created a new independent federal regulator to administer federal consumer protection laws.  Many of the provisions of the Dodd-Frank Act have delayed effective dates and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be completely determined at this time, it is expected that the legislation and implementing regulations will increase the Company’s operating and compliance costs.  The following discussion summarizes certain significant aspects of the Dodd-Frank Act:

•                  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets, such as the Company.  The Dodd-Frank Act also stipulated capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness practices.

•                  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for financial institutions to $250,000 per depositor, and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments, which are now based on a financial institution’s average consolidated total assets less tangible equity capital.  The Dodd-Frank Act required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 21, 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

•                  The Dodd-Frank Act directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the institution is publicly traded or not.

•                  Effective July 21, 2011, the Dodd-Frank Act prohibited a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

•                  The Dodd-Frank Act authorized national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks are able to enter new markets more freely.

•                  Effective July 21, 2012, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act now applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider.  Any such transactions with affiliates must be fully secured.  Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% capital and surplus limitation set forth in Section 23A.  However, the Dodd-Frank Act eliminated this exception for covered transactions entered into after July 21, 2012.  Effective July 21, 2012, the Dodd-Frank Act also prohibited an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

•                  The Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Effective October 1, 2011, the Federal Reserve set new caps on interchange fees at $0.21 per transaction, plus an additional five basis-point charge per transaction to help cover fraud losses.  An additional $0.01 per transaction is allowed if certain fraud-monitoring controls are in place.  While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, such as the Bank, the restrictions could negatively impact bankcard income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.

•                  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

•                  In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”), an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity.  On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issued identified in the large volume of public comments received.  The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations.  At this point the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, securities underwriting and dealing and making merchant banking investments in commercial and financial companies.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Dividends.  Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Congaree State Bank — Dividends.”

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

Congaree State Bank

The Bank operates as a state chartered bank incorporated under the laws of the State of South Carolina and is subject to examination by the South Carolina Board of Financial Institutions.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000.

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

•                  establishment and closure of branches;

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

As of December 31, 2012, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action. As further described below, the Bank entered into a Consent Order (the “Consent Order”), effective May 14, 2010, with the FDIC and the South Carolina Board of Financial Institutions (the “Supervisory Authorities”) which, among other things, required the Bank to achieve Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets within 150 days from the effective date of the Consent Order. Subsequently, on April 8, 2011, the Consent Order was terminated by the Supervisory Authorities but the Bank was required to maintain these higher capital ratios.  As of December 31, 2012, the Bank is in compliance with these higher capital ratios.

As noted above, in December 2010, the Basel Committee adopted the Basel III capital rules, which intended to establish new capital requirements for certain banking organizations. On November 9, 2012, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for their proposed capital rules for US banking institutions was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. At this point, the Bank cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

In February 2011, the FDIC approved two rules that amended the deposit insurance assessment regulations.  The first rule changed the assessment base from one based on domestic deposits to one based on assets.  The assessment base changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second rule changed the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC lowered assessment rates which achieved the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  Risk categories and debt ratings were eliminated from the assessment calculation for large banks which now use scorecards.  The scorecards will include financial measures that are predictive of long-term performance.  A large financial institution is defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system became effective as of April 1, 2011.  During 2012, we paid $156,254 in deposit insurance.

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

As noted above, the Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

The Gramm-Leach-Bliley Act (the “GLBA”) made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a satisfactory Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

Finance Subsidiaries.  Under the GLBA, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

The deposit operations of the Bank also are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Payment of Dividends. The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.  Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions.  Under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.  The Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.  Risk Factors.

Difficult market conditions and general economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The current economic downturn, increases in unemployment and other events that have negatively affected both household and corporate incomes, both nationally and locally, have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest and/or principal on their loans.  As a result, we have experienced significant declines in our real estate markets with decreasing prices and increasing delinquencies and foreclosures, which have negatively affected the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans.  At the same time, competition among depository institutions for deposits and quality loans has increased significantly.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

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

Beginning in the second half of 2007 and continuing through 2012, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets.  The volatility has been exacerbated by a significant decline in the value of real estate.  As of December 31, 2012, approximately 88% of our loans were secured by real estate mortgages.  The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Our loan portfolio contains a number of real estate loans with relatively large balances.

Because our loan portfolio contains a number of real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, which could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

We are exposed to higher credit risk by commercial real estate, construction, and commercial lending.

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending.  As of December 31, 2012, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 37%; construction, land development and other land 10%; and commercial 10%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2012, we had $6,709,373 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines.  In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital.  At December 31, 2012, we had $3,738,887 in commercial loans that exceeded the supervisory loan to value ratio.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2012, commercial business loans comprised 10% of our total loan portfolio.  Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009.  Rates remained steady for 2011 and 2012.  In 2011, the Federal Reserve announced its intentions to attempt to maintain low interest rates.  Approximately 44.4% of our loans were variable rate loans at December 31, 2012.  The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates.  Accordingly, increases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for loans.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2012 and could cause additional pressure on net interest income in future periods.  This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas.  Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America and the General Assembly of the State of South Carolina.  The agencies regulating the financial services industry also periodically adopt changes to their regulations.  On July 21, 2010, the Dodd-Frank Act was signed into law. Pursuant to authority granted under the Dodd-Frank Act, effective on October 1, 2011, the Federal Reserve established new rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion. While we are not subject to the interchange fee restrictions, the new restrictions could negatively impact bank card services income for smaller banks if the reductions that are required of larger banks cause industry-wide reduction of swipe fees.  On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity.  On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issued identified in the large volume of public comments received.  The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  See “Risk Factors — The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain” below.  It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.  We can provide no assurance regarding the manner in which any new laws and regulations will affect us.  See “Risk Factors — We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to receive dividends from our Bank” above.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.

Proposals for further regulation of the financial services industry are continually being introduced in the Congress of the United States of America. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.

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

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We could experience an unexpected inability to obtain needed liquidity.

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank.  As December 31, 2012, our borrowing capacity with the Federal Home Loan Bank was $11,840,000 of which $5,840,000 is available.  Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands.  If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

Our ability to pay cash dividends is limited.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of the Bank to pay dividends to us.  As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.  Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions.  However, the Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued operations, including any additional growth, we may need to raise additional capital.  In addition, we intend to redeem the Series A Preferred Stock before the dividends on the Series A Preferred Stock increase from 5% per annum to 9% per annum in 2014, and we may need to raise additional capital to do so.  Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

The Preferred Stock impacts net income available to our common shareholders and earnings per common share.

The dividends declared on the Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

If we are unable or choose not to redeem the Series A Preferred Stock within five years from the issuance date, the cost of this capital to us will increase.

On October 31, 2012, the Treasury sold its Series A Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  If we are unable to redeem the remaining shares of the Series A Preferred Stock prior to February 15, 2014, or if we choose not to redeem the remaining outstanding shares of the Series A Preferred Stock at that time, the cost of this capital will increase on that date, from 5.0% per annum (approximately $121,210 annually) to 9.0% per annum (approximately $206,370 annually). Depending on our financial condition at the time, this increase in the annual dividend rate could have a material negative effect on our liquidity and our financial results.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business.  Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties.  As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns.  Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control.  For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations.  Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information.  Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  Our risk and exposure to these matters remains heightened because of the evolving nature of these threats.  As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us.  As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.  Disruptions or failures tin the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal executive offices consist of approximately 4,100 square feet of leased space at 1201 Knox Abbot Drive, West Columbia, South Carolina.  We have an additional leased branch located at 2023 Sunset Boulevard, Cayce, South Carolina.  We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our premises.  We believe that upon expiration of the leases we will be able to extend them on satisfactory terms or relocate to other acceptable locations.

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

Item 4.   Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “CNRB.”  Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2012	High	Low
First Quarter	$2.40	$1.25
Second Quarter	2.70	2.25
Third Quarter	2.70	2.05
Fourth Quarter	2.80	2.05

2011	High	Low
First Quarter	$2.50	$1.50
Second Quarter	3.50	2.50
Third Quarter	3.55	2.00
Fourth Quarter	2.50	1.25

As of March 4, 2013, there were 1,764,439 shares of common stock outstanding held by approximately 1,789 shareholders of record.

We have not declared or paid any cash dividends on our common stock since our inception.  For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our ability to pay dividends depends on the ability of the Bank to pay dividends to us.  As a South Carolina state bank, our Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions.  In addition, our Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital.  In addition, the Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.

As noted above, on October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,000 which is comprised of a decrease in preferred stock of $1,135,000 and a $181,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in preferred shares will save the Company $57,800 annually in dividend expenses.

The following table sets forth equity compensation plan information at December 31, 2012.

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

(1)                                   Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

(2)                                 In connection with our formation, each of our organizers received, at no cost to them, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering, up to a maximum of 10,000 warrants.  The warrants are represented by separate warrant agreements.  The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016.  If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion describes our results of operations for the years ended December 31, 2012 and 2011, analyzes our financial condition as of December 31, 2012 and identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Our net income was $1,016,983 and $741,007 for the years ended December 31, 2012 and 2011, respectively. Net income before income tax benefit was $685,503 for the year ended December 31, 2012, an increase of $337,004, compared to income before tax benefit of $348,499 for the year ended December 31, 2011.  The increase in net income before income taxes in 2012 resulted from an increase of $296,478 in noninterest income and an increase of $139,327 in net interest income.  Noninterest expense increased from $3,961,121 for the year ended December 31, 2011 to $4,090,251 for the year ended December 31, 2012.  We also recorded a provision for loan losses of $713,671 and $744,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, total assets were $113,453,610 compared to $121,993,546 at December 31, 2011, for a decrease of $8,539,936, or 7.0%.  The decrease in assets resulted from a decrease in our loan portfolio of $7,643,333.  Interest-earning assets comprised approximately 94.3% and 93.9% of total assets at December 31, 2012 and December 31, 2011, respectively.  Gross loans totaled $80,701,245 at December 31, 2012, a decrease of $7,643,333, or 8.7%, from $88,344,578 at December 31, 2011.  The reduction in gross loans was the result of our plan to reduce our overall risk profile, specifically to reduce the overall size of the balance sheet, in order to increase our capital ratios. Accordingly, we are actively seeking to improve our credit quality and preserve capital. In addition, we transferred loans in the amount of $1,127,537 to other real estate owned during the year ended December 31, 2012. Investment securities were $27,524,705 at December 31, 2012, a decrease of $43,552, or 0.16%, from $27,568,257 at December 31, 2011.  There was no investment in overnight federal funds at December 31, 2012 compared to a balance of $86,000 at December 31, 2011.

Deposits totaled $94,803,120 at December 31, 2012, a $7,723,329, or 7.53%, decrease from $102,526,449 at December 31, 2011.  Shareholders’ equity was $12,449,095 and $12,281,465 at December 31, 2012 and December 31, 2011, respectively.

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

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic crisis.  Beginning in 2008, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing.  Portfolio-wide delinquencies remained at an elevated level throughout 2012. The Bank’s management continues to aggressively manage the level and number of delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in real estate loans.

As of December 31, 2012, approximately 88% of our loans had real estate as a primary or secondary component of collateral.  Included in our loans secured by real estate, we have approximately $7,556,622 of construction, land development and other land loans as of December 31, 2012, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use.  Additionally, $674,420 of all construction, land development, and other land loans are single family residence construction loans intended for use as a primary residence.

Non-performing assets remained virtually unchanged during 2012.  As of December 31, 2012, our non-performing assets equaled $4.0 million, or 3.52% of assets, as compared to $4.7 million, or 3.88% of assets, as of December 31, 2011.  For the year ended December 31, 2012, we recorded a provision for loan losses of $713,671 and net loan charge-offs of $814,206, or 0.97% of average loans, as compared to a $744,000 provision for loan losses and net loan charge-offs of $900,473, or 1.03% of average loans, for the year ended December 31, 2011.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2012, included herein.  Management has discussed these critical accounting policies with the audit committee.

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

Net interest income was $4,586,026 for the year ended December 31, 2012, an increase of $139,327 or 3.1% over net interest income of $4,446,699 for the year ended December 31, 2011.  Interest income of $5,320,246 for the year ended December 31, 2012 included $4,570,095 on loans, $736,598 on investment securities and $13,553 on federal funds sold.  Loan interest and related fees decreased $292,415, or 6.0%, during 2012, due to a decrease in the loan portfolio volume. Total interest expense of $734,220 for the year ended December 31, 2012 included $632,668 related to deposit accounts and $101,552 on federal funds purchased and FHLB borrowings.  Interest expense on deposits decreased $460,475, or 42.1%, during 2012 due to the decrease in deposit rates and volume during 2012.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$553	$1	0.18%	$4,674	$13	0.28%	$6,482	$17	0.26%
Investment securities and FHLB stock	27,712	749	2.70%	26,390	757	2.87%	21,030	715	3.40%
Loans receivable(1)	84,093	4,570	5.43%	87,807	4,863	5.54%	100,457	5,510	5.48%

Total earning assets	112,358	5,320	4.74%	118,871	5,633	4.74%	127,969	6,242	4.88%
Noninterest-earning assets	6,058			5,750			6,358

Total assets	$118,416			$124,621			$134,327

Interest-bearing liabilities:
Interest bearing transaction accounts	$4,877	8	0.16%	$4,908	12	0.24%	$4,471	15	0.34%
Savings & money market	49,982	280	0.56%	51,690	495	0.96%	43,326	676	1.56%
Time deposits	32,458	345	1.06%	41,615	587	1.41%	62,024	1,260	2.03%
Advances from FHLB	6,608	100	1.51%	4,554	87	1.91%	3,000	81	2.69%
Federal funds purchased and repurchase agreement	208	1	0.48%	192	5	2.60%	332	7	2.17%

Total interest-bearing liabilities	94,133	734	0.78%	102,959	1,186	1.15%	113,153	2,039	1.80%

Noninterest-bearing liabilities	11,429			9,820			10,282
Shareholders’ equity	12,854			11,842			10,892

Total liabilities and shareholders’ equity	$118,416			$124,621			$134,327

Net interest spread			3.96%			3.59%			3.08%

Net interest margin		$4,586	4.08%		$4,447	3.74%		$4,203	3.29%

(1)  Loan fees, which are immaterial, are included in interest income.  There were $1,777,230 in nonaccrual loans for 2012 and $1,550,775 nonaccrual loans in 2011. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2012 was 4.08%, an increase of 34 basis points from the net interest margin of 3.74% for the year ended December 31, 2011.  The net interest margin is calculated by dividing net interest income by year-to-date average earning assets.  This increase can be attributed to the costs of our funding sources.  We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates.  Earning assets averaged $112,358,000 for the year ended December 31, 2012, decreasing from $118,871,000 for the year ended December 31, 2011. Our net interest spread was 3.96% for the year ended December 31, 2012. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2012 Compared to 2011			2011 Compared to 2010
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(12)	$(14)	$2	$(4)	$(5)	$1
Investment securities and FHLB stock	(8)	155	(163)	42	109	(67)
Loans	(293)	(205)	(88)	(647)	(701)	54
Total interest income	(313)	(64)	(249)	(609)	(597)	(12)

Interest-bearing liabilities:
Interest-bearing deposits	(461)	(130)	(331)	(857)	(189)	(668)
FHLB advances	13	34	(21)	6	14	(8)
Federal funds purchased and repurchase agreement	(4)	—	(4)	(2)	(5)	3
Total interest expense	(452)	(96)	(356)	(853)	(180)	(673)
Net interest income	$139	$32	$107	$244	$(417)	$661

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

Our provision for loan losses for the year ended December 31, 2012 was $713,671, a decrease of $30,329 or 4.1% over our provision of $744,000 for the year ended December 31, 2011.  The allowance as a percentage of gross loans remained at approximately 1.6% as of December 31, 2012 due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of limited past-dues and charge-offs, as well as peer data, to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2012 was $903,399 compared to $606,921 for the year ended December 31, 2011.  For the year ended December 31, 2012, mortgage loan origination fees were $62,662, an increase of $36,330, or 138.0%, from 2011, due to the increase in the volume of mortgage loans originated.  We expect this trend to continue as interest rates remain low.  Noninterest income included gains on sales of securities available-for-sale of $520,051 for the year ended December 31, 2012, compared to $259,155 in 2011.  This increase compared to 2011 was primarily due to the restructuring the investment portfolio.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2012 and 2011.

	2012	2011
Compensation and benefits	1,726,586	1,600,268
Occupancy and equipment	894,074	913,319
Data processing and related costs	369,386	342,928
Marketing, advertising and shareholder communications	65,704	43,181
Legal and audit	224,004	262,662
Other professional fees	13,188	31,123
Supplies and postage	67,732	65,390
Insurance	37,810	42,685
Credit related expenses	7,145	2,443
Regulatory fees and FDIC insurance	178,548	235,327
Net cost of operations of other real estate owned	323,577	234,493
Other	182,497	187,302
Total noninterest expense	$4,090,251	$3,961,121

Noninterest expense was $4,090,251 for the year ended December 31, 2012, compared to $3,961,121 for the year ended December 31, 2011.  The most significant component of noninterest expense is compensation and benefits, which totaled $1,726,586 for the year ended December 31, 2012, compared to $1,600,268 for the year ended December 31, 2011. The increase is primarily related to increase in salaries due to employee performance.  Occupancy and equipment expense of $894,074 in 2012 decreased from $913,319 in 2011.  Other professional fees decreased from $31,123 in 2011 to $13,188 in 2012 due to reduction in the use of outside consultants.  Net cost of operations of other real estate expenses increased from $234,493 in 2011 to $323,577 in 2012 as a result of an increase in the number of real estate owned during the year.  Regulatory fees and FDIC insurance decreased from $235,327 in 2011 to $178,548 in 2012, primarily due to a decrease in FDIC insurance assessments in the second quarter of 2011.

Income Taxes

The Company had taxable income for the year ended December 31, 2012 and no taxable income for year ended 2011.   Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that a partial valuation allowance is needed at December 31, 2012.  Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2012.  Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets.  As a result, the valuation allowance was reduced by $494,909 in 2012.

Investments

At December 31, 2012, our available for sale investment securities portfolio was $23,463,551 and represented approximately 20.7% of our total assets. Available for sale investment securities decreased $3,488,806 from $26,952,357 at December 31, 2011.  Our portfolio consisted of U.S. government sponsored agencies of $13,150,729, mortgage-backed agencies of $2,751,142, state, county and municipal investment securities of $7,072,155, and corporate bonds of $489,525.

The amortized costs and fair values of investment securities at December 31, 2012, by contractual maturity, are shown in the following chart.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$13,116	$13,181	$—	$—
Due after one through five years	967,522	983,267	—	—
Due after five through ten years	3,809,304	3,937,240	—	—
Due after ten years	18,051,418	18,529,863	3,506,154	3,601,700

Total securities	$22,841,360	$23,463,551	$3,506,154	$3,601,700

At December 31, 2012, we had $3,506,154 in held to maturity investment securities portfolio.  At December 31, 2011, we had no held to maturity investment securities portfolio.

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

Investment securities with market values of approximately $4,204,110 and $4,506,798 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, as required by law.

Proceeds from sales of available-for-sale securities during 2012 and 2011 were $18,985,502 and $23,202,326, respectively.  Net gains of $520,051 and $259,155 were recognized on these sales in 2012 and 2011, respectively.

We held $555,000 of non-marketable equity securities, which consisted of FHLB stock of $453,000 and Pacific Coast Bankers Bank stock of $102,000, at December 31, 2012.  These investments are carried at cost, which approximates fair market value.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2012 were $80,701,245, or 74.6% of interest-earning assets and 71.1% of total assets, compared to $88,344,578, or 76.2% of interest-earning assets and 72.4% of total assets, at December 31, 2011.  Due to the economic environment, the Bank made selective decisions related to originating loans in 2012.  Loans originated in 2012 typically had debt service coverage ratios, debt to income ratios, loan to value ratios, and credit quality indicators that were below policy minimums.  Management’s selectivity resulted in a reduction of loan originations in for the year ended December 31, 2012.  In addition, as the Bank moved into its sixth year of operations, the Bank experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 88% of loans outstanding at December 31, 2012 and 89% at December 31, 2011.  Most of our real estate loans are secured by residential and commercial properties.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

Commercial loans and lines of credit represented approximately 10% of our loan portfolio at December 31, 2012 and at December 31, 2011.

Our construction, land development, and other land loans represented approximately 10% of our loan portfolio at December 31, 2012 and 2011, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,022,579	37%	$33,004,243	37%
Construction, Land Development, & Other Land	7,556,622	10%	8,753,485	10%
Residential Mortgages	12,327,482	15%	13,265,488	15%
Residential Home Equity Lines of Credit (HELOCs)	21,273,793	26%	23,452,499	27%
Total Real Estate	71,180,476	88%	78,475,715	89%

Commercial	8,192,486	10%	8,660,727	10%
Consumer	1,328,283	2%	1,208,136	1%
Gross loans	80,701,245	100%	88,344,578	100%
Less allowance for loan losses	(1,295,053)		(1,395,588)
Total loans, net	$79,406,192		$86,948,990

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2012.

	One Year or Less	After one but within five years	After five years	Total
Commercial Real Estate	$7,521,929	$21,949,221	$551,429	$30,022,579
Construction Land Development, and Other Land	2,583,971	4,849,973	122,678	7,556,622
Residential Mortgage	4,637,845	6,667,364	1,022,273	12,327,482
Residential Home Equity Lines of Credit	15,244	—	21,258,549	21,273,793
Total Real Estate	14,758,989	33,466,558	22,954,929	71,180,476

Commercial	2,898,300	4,829,269	464,917	8,192,486
Consumer	269,702	943,018	115,563	1,328,283
Total Gross Loans, net of deferred loan fees	$17,926,991	$39,238,845	$23,535,409	$80,701,245

Gross Loans maturing after one year with
Fixed interest rates				$32,452,398
Floating interest rates				$30,321,856
Total				$62,774,254

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,295,053 and $1,395,588 as of December 31, 2012 and December 31, 2011, respectively, and represented 1.60% of outstanding loans at December 31, 2012 and 1.58% of outstanding loans at December 31, 2011. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

We also maintain a general reserve in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net charge offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $4,207,769 and $2,692,395 in impaired loans at December 31, 2012 and December 31, 2011, respectively.  At December 31, 2012, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off.  Our valuation allowance related to impaired loans totaled $500,857 and $175,009 at December 31, 2012 and December 31, 2011, respectively.  The increase in impaired loans was primarily the result of two large relationships that were classified as impaired during the year ended December 31, 2012.  One relationship, which consists of two loans that total $1,145,852, was modified as a troubled debt restructuring and carries a valuation allowance of $133,852 based upon management’s impairment analysis.  The other loan, which totaled $548,043, carried a valuation allowance of $13,043 as of December 31, 2012.  During the calendar year the bank charged off $420,836 relating to this borrower.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2012 and 2011:

	2012	2011

Balance at the beginning of period	$1,395,588	$1,552,061
Charge-offs:
Commercial	249,801	210,957
Residential	43,401	566,484
Commercial Real Estate	422,456
Construction, Land Development and Other Land	5,790	70,800
Residential HELOCs	98,674
Consumer	1,009	53,902
Total Charged-off	$821,131	$902,143

Recoveries:
Residential	3,516	1,670
Commercial Real Estate	919	—
Commercial	2,490	—
Total Recoveries	$6,925	$1,670

Net Charge-offs	$814,206	$900,473

Provision for Loan Loss	$713,671	$744,000

Balance at end of period	$1,295,053	$1,395,588

Total loans at end of period	$80,701,245	$88,344,578

Average loans outstanding	$84,093,000	$87,807,000

As a percentage of average loans:
Net loans charged-off	0.97%	1.03%
Provision for loan losses	0.85%	0.85%

Allowance for loan losses as a percentage of:
Year end loans	1.60%	1.58%

Allocation of the Allowance For Loan Losses

The following table presents an allocation of the allowance for loan losses at the end of each of the past two years.  The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations.  The entire amount is available to absorb losses occurring in any category of loans.

	2012		2011
	Amount	% of loans in category	Amount	% of loans in category
Commercial	$159,584	10%	$257,000	10%
Commercial Real Estate	$134,886	37%	$309,000	37%
Construction, Land Development and Other Land	$91,154	10%	$185,000	10%
Consumer	$81,839	2%	$55,000	1%
Residential Mortgage	$291,333	15%	$184,000	15%
Residential HELOCs	$444,969	26%	$335,000	27%
Unallocated	$91,288	N/A	$71,000	N/A
Total	$1,295,053	100%	$1,396,000	100%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Other real estate owned	$2,214,397	$3,181,559
Non-accrual loans	$1,777,230	$1,550,775
Accruing loans 90 days or more past due	$—	$—
Total non-performing assets	$3,991,627	$4,732,334
As a percentage of gross loans:	4.95%	5.36%

The Bank had net charge-offs on loans in the amount of $814,206 for the year ended December 31, 2012, compared to $900,473 charged off in 2011.  At December 31, 2012, there were 15 loans in non-accrual status totaling $1,777,230 compared to 10 loans in nonaccrual status that totaling $1,550,775 at December 31, 2011.  There were no loans contractually past due 90 days or more still accruing interest at December 31, 2012 and December 31, 2011.  In addition, there were two loans restructured or otherwise impaired totaling $694,085 not already included in nonaccrual status at December 31, 2012.  There were four loans restructured or otherwise impaired totaling $1,318,084 not already included in nonaccrual status at December 31, 2011.  At December 31, 2012 and 2011, impaired loans totaled $4,207,769 and $2,692,395, respectively. The increase in impaired loans compared to prior year is primarily the result of an increase in nonaccrual loans for two relationships during 2012.  The Bank also currently is prohibited from extending any additional credit to a borrower which has a credit that has been charged off by the Bank or classified as Substandard, Doubtful, or Loss in any report of examination, so long as such credit remains uncollected. Management is concerned about the changes in the nonperforming assets but believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information.  The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2012 and 2011, we received approximately $90,986 and $37,452 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $75,403 and $75,069, respectively.

Management believes that the amount of nonperforming assets could continue to have a negative effect on the Company’s condition if current economic conditions do not improve.  As was seen in the 2012 financial results, the effect would be lower earnings caused by larger contributions to the loan loss provision arising from a larger impairment in the loan portfolio and a higher level of loan charge-offs.  Management believes the Company has credit quality review processes in place to identify problem loans quickly.  Management will work with customers that are having difficulties meeting their loan payments.  The last resort is foreclosure.

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties.  Management monitors these loans closely and reviews performance on a regular basis.  As of December 31, 2012 and 2011, potential problem loans that were not already categorized as nonaccrual totaled $3,939,305 and $4,793,269, respectively.  These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of the years ended December 31, 2012 and 2011 were $94,803,120 and $102,526,449, respectively.  In trying to attract local deposits and increase our core deposits, we did not renew some wholesale deposits and instead focused on customer relationships with the Bank.  The following table shows the average balance outstanding and the average rates paid on deposits during 2012 and 2011.

	2012		2011
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$11,246,878	—%	$9,573,942	—%
Interest-bearing checking	4,876,694	0.15	4,908,942	0.24
Money market	48,859,665	0.57	50,755,386	0.97
Savings	1,122,765	0.23	934,335	0.28
Time deposits less than $100,000	16,851,152	1.02	23,723,048	1.28
Time deposits $100,000 and over	15,607,197	1.10	17,892,780	1.58
Total	$98,564,351	0.72%	$107,788,433	1.11%

Core deposits, which exclude time deposits of $100,000 or more and whole sale certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $79,165,203 at December 31, 2012, compared to $86,923,368 at December 31, 2011.  Our loan-to-deposit ratio was 85.13% and 86.16% at December 31, 2012 and 2011, respectively.  Due to the competitive interest rate environment in our market, we utilized whole sale certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market.  We did not have any brokered certificates of deposit purchased outside our primary market at December 31, 2012 and December 31, 2011.  We have decreased our reliance on brokered deposits as our core deposits continue to grow.

The maturity distribution of our time deposits of $100,000 or more time deposits at December 31, 2012 was as follows:

Three months or less	$1,463,097
Over three through six months	816,084
Over six through twelve months	5,348,858
Over twelve months	8,009,878
Total	$15,637,917

Borrowings and lines of credit

At December 31, 2012, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At December 31, 2012 and 2011, we had no borrowings outstanding on these lines.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2012 and December 31, 2011, we had $6,000,000 and $7,000,000 outstanding, respectively.   The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $5,840,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

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

Capital Resources

Total shareholders’ equity was $12,449,095 at December 31, 2012, an increase of $167,630 from $12,281,465 at December 31, 2011.  The increase is primarily due to net income of $1,016,983, an increase of $274,180 in unrealized gain on investment securities available for sale during 2012 offset by a decrease in preferred stock of $1,135,000.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies”, which in 2006 were amended to cover most bank holding companies with less than $500 million in total assets that do not have a material amount of debt or equity securities outstanding registered with the SEC.  Although our class of common stock is registered under Section 12 of the Securities Exchange Act of 1934, we believe that because our stock is not listed on any exchange or otherwise actively traded, the Federal Reserve will interpret its new guidelines to mean that we qualify as a small bank holding company.  Nevertheless, our Bank remains subject to these capital requirements.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The following table sets forth the Bank’s capital ratios at December 31, 2012 and 2011. As of December 31, 2012 and 2011, the Bank was considered “well capitalized” and within compliance with the minimum capital requirements specifically established for the Bank by its Supervisory Authorities.

	2012		2011

Total risk-based capital	$12,681	15.98%	$13,225	15.44%
Tier 1 risk-based capital	11,676	14.72%	12,141	14,17%
Leverage capital	11,676	10.18%	12,141	9.84%

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

On October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,000 which is comprised of a decrease in preferred stock of $1,135,000 and a $181,000 increase to retained earnings related to the discount on the shares repurchased.

As noted above, in December 2010, the Basel Committee announced the “Basel III” capital rules, which set new capital requirements for banking organizations.  On June 7, 2012, the Federal Reserve, the OCC, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity.  On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operations and transitional issued identified in the large volume of public comments received.  The proposed rules, if adopted, would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations.  At this point the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position.  In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

Return on Equity and Assets

The following table shows the return on average assets (net income (loss) divided by average total assets), return on average equity (net income (loss) divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2012 and 2011.

	2012	2011
Return on average assets	0.86%	0.59%

Return on average equity	7.91%	6.26%

Equity to assets ratio	10.97%	9.50%

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

Off-Balance Sheet Arrangements

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time.  We evaluate each client’s creditworthiness on a case-by-

case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.  We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.  At December 31, 2012, we had issued commitments to extend credit of approximately $10,159,000 through various types of lending arrangements.  There were two standby letters of credit included in the commitments for $143,000.  Fixed rate commitments were $455,000 and variable rate commitments were $9,704,000.

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

At December 31, 2012, our liquid assets, consisting of cash and due from banks, amounted to $2,483,503, or approximately 2.19% of total assets.  Our investment securities available for sale at December 31, 2012 amounted to $23,463,551, or approximately 20.7% of total assets.  Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  At December 31, 2012, $4,204,110 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at December 31, 2012.  We are a member of the FHLB, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance.  At December 31, 2012, we had borrowed $6,000,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2012 at each of the time intervals.  The information in the table may not be indicative of our rate sensitivity position at other points in time.  In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

		After three	After one but
December 31, 2012	Within three months	But within twelve months	within five years	After five years	Total

Interest-earning assets:(in thousands)
Investment securities	13	—	983	26,069	27,065
Loans	4,523	13,404	39,239	23,535	80,701
Total interest-earning assets	$4,536	$13,404	$40,222	$49,604	$107,766

Interest-bearing liabilities:(in thousands)
Interest-bearing checking	$5,065	$—	$—	$—	$5,065
Money market and savings	45,351	—	—	—	45,351
Time deposits	4,331	12,823	12,150	—	29,304
FHLB Advances	4,000	1,000	1,000	—	6,000
Total interest-bearing Liabilities	$58,747	$13,823	$13,150	$—	$85,720

Period gap (in thousands)	$(54,211)	$(419)	$27,072	$49,604	$22,046
Cumulative gap (in thousands)	$(54,211)	$(54,630)	$(27,558)	$22,046
Ratio of cumulative gap to total interest-earning assets	(50.30)%	(50.69)%	(25.57)%	20.46%

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 28, 2013

CONGAREE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,483,503	$2,486,703
Federal funds sold	—	86,000
Total cash and cash equivalents	2,483,503	2,572,703
Securities available-for-sale	23,463,551	26,952,357
Securities held-to-maturity (fair value of $3,601,700 at December 31, 2012)	3,506,154	—
Nonmarketable equity securities	555,000	615,900
Loans receivable	80,701,245	88,344,578
Less allowance for loan losses	1,295,053	1,395,588
Loans receivable, net	79,406,192	86,948,990
Premises, furniture and equipment, net	656,914	663,958
Accrued interest receivable	463,260	561,545
Other real estate owned	2,214,397	3,181,559
Other assets	704,639	496,534
Total assets	$113,453,610	$121,993,546
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,083,493	$10,736,458
Interest-bearing transaction accounts	5,065,488	5,458,963
Savings and money market	45,350,973	51,297,549
Time deposits $100,000 and over	15,637,917	15,603,081
Other time deposits	13,665,249	19,430,398
Total deposits	94,803,120	102,526,449
Federal Home Loan Bank advances	6,000,000	7,000,000
Accrued interest payable	22,357	28,130
Other liabilities	179,038	157,502
Total liabilities	101,004,515	109,712,081
Commitments and contingencies (Notes 13, 14 and 19)
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 2,129 and 3,285 shares issued and outstanding as of December 31, 2012 and 2011	2,096,287	3,199,913
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	169,414	172,476
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(7,933,220)	(8,933,358)
Accumulated other comprehensive income	410,646	136,466
Total shareholders’ equity	12,449,095	12,281,465
Total liabilities and shareholders’ equity	$113,453,610	$121,993,546

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Income

	For the years ended
	December 31,
	2012	2011
Interest income:
Loans, including fees	$4,570,095	$4,862,510
Investment securities, taxable	722,012	647,313
Investment securities, non-taxable	14,586	107,176
Federal funds sold and other	13,553	15,859
Total	5,320,246	5,632,858
Interest expense:
Time deposits $100,000 and over	172,023	283,146
Other deposits	460,645	809,997
Other borrowings	101,552	93,016
Total	734,220	1,186,159
Net interest income	4,586,026	4,446,699
Provision for loan losses	713,671	744,000
Net interest income after provision for loan losses	3,872,355	3,702,699
Noninterest income:
Service charges on deposit accounts	301,194	304,355
Residential mortgage origination fees	62,662	26,332
Gain on sales of securities available-for-sale	520,051	259,155
Other	19,492	17,079
Total noninterest income	903,399	606,921
Noninterest expenses:
Salaries and employee benefits	1,726,586	1,600,268
Net occupancy	546,665	528,939
Furniture and equipment	347,409	384,380
Professional fees	237,192	293,785
Regulatory fees and FDIC assessment	178,548	235,327
Net cost of operation of other real estate owned	323,577	234,493
Other operating	730,274	683,929
Total noninterest expense	4,090,251	3,961,121
Income before income taxes	685,503	348,499
Income tax benefit	331,480	392,508
Net income	1,016,983	741,007
Net accretion of preferred stock to redemption value	$28,724	$29,129
Preferred dividends	169,532	179,010
Net income available to common shareholders	$818,727	$532,868
Income per common share
Basic and diluted income per common share	$0.46	$0.30
Average common shares outstanding	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Comprehensive Income

	December 31,
	2012	2011
Net Income	$1,016,983	$741,007
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale, net of taxes of $35,572 at December 31, 2012 and $189,820 at December 31, 2011	(69,054)	371,778
Reclassification adjustment for gains included in net income, net of taxes of $176,817 at December 31, 2012 and $88,113 at December 31, 2011	343,234	171,042
Other comprehensive income	274,180	542,820
Comprehensive Income	$1,291,163	$1,283,827

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2012 and 2011

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2010	3,449	$3,343,260	1,764,439	$17,644	$17,688,324	$(9,466,226)	$(406,354)	$11,176,648
Net Income						741,007		741,007
Other comprehensive income							542,820	542,820
Accretion of Series A discount on preferred stock		32,191				(32,191)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends on preferred stock						(179,010)		(179,010)
Balance, December 31, 2011	3,449	3,372,389	1,764,439	17,644	17,688,324	(8,933,358)	136,466	12,281,465
Net Income						1,016,983		1,016,983
Other comprehensive income							274,180	274,180
Redemption of Series A preferred stock, net	(1,156)	(1,135,412)				181,411		(954,001)
Accretion of Series A discount on preferred stock		31,786				(31,786)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends on preferred stock						(169,532)		(169,532)
Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,016,983	$741,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	713,671	744,000
Deferred income tax benefit	(331,480)	(392,508)
Depreciation and amortization expense	149,633	194,024
Discount accretion and premium amortization	116,126	169,628
Decrease (increase) in accrued interest receivable	98,285	(57,792)
Decrease in accrued interest payable	(5,773)	(15,929)
Gain on sale of securities available-for-sale	(520,051)	(259,155)
Write downs on other real estate owned	265,011	184,399
Loss on sale of other real estate owned	13,013	19,640
(Increase) decrease in other assets	(17,870)	14,857
Increase (decrease) in other liabilities	21,536	(33,504)
Net cash provided by operating activities	1,519,084	1,308,667
Cash flows from investing activities:
Purchase of securities available-for-sale	(23,703,668)	(36,424,529)
Purchase of securities held-to-maturity	(3,523,521)	—
Proceeds from maturities, calls, and paydowns of securities available-for-sale	9,043,689	7,894,410
Proceeds from sales of securities available-for-sale	18,985,502	23,202,326
Proceeds from sales of securities held-to-maturity	—	1,205,623
Purchase of nonmarketable equity securities	—	(170,700)
Proceeds from sales of nonmarketable equity securities	60,900	29,100
Net decrease in loans receivable	5,701,590	464,847
Purchase of premises, furniture and equipment	(142,589)	(104,273)
Proceeds from sales of other real estate owned	1,816,675	533,280
Net cash provided (used) by investing activities	8,238,578	(3,369,916)
Cash flows from financing activities:
Increase in noninterest-bearing deposits	4,347,035	1,444,558
Decrease in interest-bearing deposits	(12,070,364)	(5,504,101)
(Decrease) increase in borrowings from FHLB	(1,000,000)	4,000,000
Repurchase of preferred stock	(954,001)	—
Dividends paid on preferred stock	(169,532)	(358,020)
Net cash used by financing activities	(9,846,862)	(417,563)
Net decrease in cash and cash equivalents	(89,200)	(2,478,812)
Cash and cash equivalents, beginning of year	2,572,703	5,051,515
Cash and cash equivalents, end of year	$2,483,503	$2,572,703

See notes to consolidated financial statements.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2012 and 2011, the Bank had no trading securities.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Pacific Coast Bankers Bank.  These stocks have no quoted market value and no ready market exists.  The Company’s investment in Federal Home Loan Bank stock at December 31, 2012 and 2011 was $453,000 and $513,900, respectively.  The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2012 and 2011 was $102,000.

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

Income Per Share - Basic income per common share for 2012 and 2011 represents income  available to shareholders divided by the weighted-average number of common shares outstanding during the period.  Dilutive income per common share is adjusted to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.  The only potential common share equivalents are those related to stock options and warrants.  Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per common share.   The Company deemed the options and warrants not dilutive for the years ended December 31, 2012 and 2011 due to the exercise price of all options and warrants exceeding the average market price of the Company’s stock during the period.

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

Interest paid on deposits and other borrowings totaled $739,993 and $1,202,088  for the years ended December 31, 2012 and 2011, respectively.  Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.  In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions.  The Bank transferred loans in the amount of $1,127,537 and $625,711 to other real estate owned during the years ended December 31, 2012 and 2011, respectively.   The Bank did not transfer any investment securities between categories during the year ended December 31, 2012.

There were income tax payments during the years ended December 31, 2012 and 2011 in the amount of $23,520 and $18,000, respectively.

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

Reclassifications - Certain captions and amounts in the 2011 consolidated financial statements were reclassified to conform with the 2012 presentation.  The reclassifications did not have an impact on the previously reported income or shareholders’ equity.

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions.  At December 31, 2012 and 2011, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
December 31, 2012	Costs	Gains	Losses	Fair Value
Government sponsored enterprises	$998,042	$2,478	$—	$1,000,520
Corporate bonds	474,486	15,039	—	489,525
Small Business Administration Securities	11,867,028	301,391	18,210	12,150,209
Mortgage-backed securities	2,751,792	13,496	14,146	2,751,142
State, county and municipal	6,750,012	337,508	15,365	7,072,155
	$22,841,360	$669,912	$47,721	$23,463,551

December 31, 2011
Government sponsored enterprises	$5,791,616	$4,153	$11,690	$5,784,079
Mortgage-backed securities	1,550,263	47,501	—	1,597,764
Small Business Administration Securities	11,819,381	61,680	24,801	11,856,260
State, county and municipal	7,584,332	204,484	74,562	7,714,254
	$26,745,592	$317,818	$111,053	$26,952,357

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
December 31, 2012	Costs	Gains	Losses	Fair Value
State, county and municipal	$3,506,154	$95,546	$—	$3,601,700

There were no securities classified as held-to-maturity at December 31, 2011.

Proceeds from sales of available-for-sale securities during 2012 and 2011 were $18,985,502 and $23,202,326, respectively. Gross gains of $520,051 and $245,242 were recognized on those sales in 2012 and 2011, respectively. Gross losses of $0  and $51,546 were recognized on those sales in 2012 and 2011, respectively. Proceeds from sales of held to maturity securities during 2011 were $1,205,623.  Gross gains of $65,459 were recognized on those sales in 2011.  There were no losses recognized on those sales.  There were no sales of held to maturity securities during 2012.

The amortized costs and fair values of investment securities at December 31, 2012, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$13,116	$13,181	$—	$—
Due after one through five years	967,522	983,267	—	—
Due after five through ten years	3,809,304	3,937,240	—	—
Due after ten years	18,051,418	18,529,863	3,506,154	3,601,700

Total securities	$22,841,360	$23,463,551	$3,506,154	$3,601,700

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Small Business Administration Securities	$1,521,165	$18,210	$—	$—	$1,521,165	$18,210
Mortgage-backed securities	1,011,241	14,146	—	—	1,011,241	14,146
State, county and municipal	1,248,054	15,365	—	—	1,248,054	15,365
	$3,780,460	$47,721	$—	$—	$3,780,460	$47,721

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government sponsored enterprises	$6,123,430	$36,491	$—	$—	$6,123,430	$36,491
State, county and municipal	2,696,848	74,562	—	—	2,696,848	74,562
	$8,820,278	$111,053	$—	$—	$8,820,278	$111,053

Securities classified as available-for-sale are recorded at fair market value.  There were no securities in a continuous unrealized loss position for more than twelve months at December 31, 2012 or 2011.

There were no held to maturity securities in a continuous loss position at December 31, 2012.  There were no held to maturity securities at December 31, 2011.

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

Investment securities with market values of approximately $4,204,110 and $4,506,798 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	December 31, 2012		December 31, 2011
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,022,579	37%	$33,004,243	37%
Construction, Land Development, & Other Land	7,556,622	10%	8,753,485	10%
Residential	12,327,482	15%	13,265,488	15%
Residential Home Equity Lines of Credit (HELOCs)	21,273,793	26%	23,452,499	27%
Total Real Estate	71,180,476	88%	78,475,715	89%

Commercial	8,192,486	10%	8,660,727	10%
Consumer	1,328,283	2%	1,208,136	1%
Gross loans	80,701,245	100%	88,344,578	100%
Less allowance for loan losses	(1,295,053)		(1,395,588)
Total loans, net	$79,406,192		$86,948,990

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

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2012:

Grade:	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Pass	$6,979,557	$28,330,009	$6,718,502	$1,256,610	$10,330,147	$19,142,295	$72,757,120
Special Mention	964,700	475,282	211,415	7,126	552,045	1,728,737	3,939,305
Substandard or Worse	248,229	1,217,288	626,705	64,547	1,445,290	402,761	4,004,820
Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$80,701,245

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2011:

Grade:	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Pass	$7,128,910	$30,420,039	$6,976,391	$1,110,399	$10,835,930	$21,784,060	$78,255,729
Special Mention	1,073,539	739,155	320,761	—	444,576	1,166,773	3,744,804
Substandard or Worse	458,278	1,845,049	1,456,333	97,737	1,984,982	501,666	6,344,045
Total	$8,660,727	$33,004,243	$8,753,485	$1,208,136	$13,265,488	$23,452,499	$88,344,578

The following is an aging analysis of our loan portfolio at December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$866,402	$89,996	$5,344	$961,742	$7,230,744	$8,192,486	$—
Commercial Real Estate	156,159	—	566,492	722,651	29,299,928	30,022,579	—
Construction, Land Development, & Other Land	88,380	—	—	88,380	7,468,242	7,556,622	—
Consumer	22,226	—	201,797	224,023	1,104,260	1,328,283	—
Residential	351,682	132,653	144,327	628,662	11,698,820	12,327,482	—
Residential HELOC	—	—	—	—	21,273,793	21,273,793	—
Total	$1,484,849	$222,649	$917,960	$2,625,458	$78,075,787	$80,701,245	$—

The following is an aging analysis of our loan portfolio at December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$89,946	$279,604	$—	$369,550	$8,291,177	$8,660,727	$—
Commercial Real Estate	161,654	—	52,118	213,772	32,790,471	33,004,243	—
Construction, Land Development, & Other Land	—	—	812,429	812,429	7,941,056	8,753,485	—
Consumer	—	—	—	—	1,208,136	1,208,136	—
Residential	486,748	—	273,661	760,409	12,505,079	13,265,488	—
Residential HELOC	99,155	—	—	99,155	23,353,344	23,452,499	—
Total	$837,503	$279,604	$1,138,208	$2,255,315	$86,089,263	$88,344,578	$—

The following is an analysis of loans receivable on nonaccrual status as of December 31:

	2012	2011
Commercial	$134,707	$216,168
Commercial Real Estate	1,061,128	52,118
Construction, Land Development, & Other Land	—	812,429
Consumer	215,892	67,200
Residential	365,503	402,860
Residential HELOCs	—	—
Total	$1,777,230	$1,550,775

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s  financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the years ended December 31, 2012 and 2011, we received approximately $90,986 and $37,452, respectively, in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $75,403 and $75,069, respectively.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs	(249,801)	(422,456)	(5,790)	(1,009)	(43,401)	(98,674)	—	(821,131)
Recoveries	2,490	919	—	—	3,516	—	—	6,925
Provision	150,064	247,559	(87,966)	28,119	147,280	208,418	20,197	713,671
Ending Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053

Ending Balances:
Individually evaluated for impairment	$19,017	$15,292	$—	$62,452	$221,941	$182,155	$—	$500,857
Collectively evaluated for impairment	$140,567	$119,594	$91,154	$19,387	$69,392	$262,814	$91,288	$794,196

Loans Receivable:
Ending Balance - Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$—	$80,701, 245

Ending Balances:
Individually evaluated for impairment	$169,951	$1,400,319	$504,027	$258,762	$1,356,291	$518,419	$—	$4,207,769
Collectively evaluated for impairment	$8,022,535	$28,622,260	$7,052,595	$1,069,521	$10,971,191	$20,755,374	$—	$76,493,476

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2011:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$405,061	$332,346	$114,958	$39,393	$185,696	$439,515	$35,092	$1,552,061
Charge Offs	(210,957)	(206,425)	(70,800)	(53,902)	(33,160)	(326,899)	—	(902,143)
Recoveries	1,670	—	—	—	—	—	—	1,670
Provision	61,057	182,943	140,752	69,238	31,402	222,609	35,999	744,000
Ending Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588

Ending Balances:
Individually evaluated for impairment	$54,168	$818	$29,905	$15,607	$74,511	$—	$—	$175,009
Collectively evaluated for impairment	$202,663	$308,046	$155,005	$39,122	$109,427	$335,225	$71,091	$1, 220,579

Loans Receivable:
Ending Balance - Total	$8,660,727	$33,004,243	$8,753,485	$1,208,136	$13,265,488	$23,452,499	$—	$88,344,578

Ending Balances:
Individually evaluated for impairment	$216,168	$394,631	$1,326,751	$67,200	$687,645	$—	$—	$2,692,395
Collectively evaluated for impairment	$8,444,559	$32,609,612	$7,426,734	$1,140,936	$12,577,843	$23,452,499	$—	$85,652,183

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement.  The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $226,458 and $126,216 in interest income on loans that were impaired during the years ended December 31, 2012, and 2011, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2012, the Company had 25 impaired loans totaling $4,207,769 or 5% of gross loans.  At December 31, 2011, the Company had 18 impaired loans totaling $2,692,395 or 3.05% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at December 31, 2012 or 2011.  There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012.  There were 12 loans restructured or otherwise impaired totaling $1,999,781 not already included in nonaccrual status at December 31, 2011.  During the year ended December 31, 2012 and 2011, we received approximately $90,986 and $37,452 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $75,403 and $75,069, respectively.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$5,344	$5,344	$—	$7,130	$526
Commercial Real Estate	833,827	833,827	—	824,854	52,071
Construction, Land Development, & Other Land	504,027	504,027	—	508,496	29,249
Consumer	—	—	—	—	—
Residential	317,651	317,651	—	318,172	21,264
Residential HELOC	174,371	174,371	—	174,368	7,429

With an allowance recorded
Commercial	$164,607	$164,607	$19,017	$99,720	$2,604
Commercial Real Estate	566,492	1,107,104	15,292	1,071,194	31,626
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,038,640	1,038,640	221,941	1,014,203	61,730
Residential HELOC	344,048	473,360	182,155	376,735	7,097

Total
Commercial	$169,951	$169,951	$19,017	$106,850	$3,130
Commercial Real Estate	1,400,319	1,940,931	15,292	1,896,048	83,697
Construction, Land Development, & Other Land	504,027	504,027	—	508,496	29,249
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,356,291	1,356,291	221,941	1,332,375	82,994
Residential HELOC	518,419	647,731	182,155	551,103	14,526
	$4,207,769	$4,877,693	$500,857	$4,654,591	$226,458

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	358,713	515,996	—	512,821	36,274
Construction, Land Development, & Other Land	594,146	627,820	—	626,668	15,638
Consumer	—	—	—	—	—
Residential	379,812	412,804	—	406,734	7,078
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial Real Estate	35,918	224,926	818	202,965	—
Construction, Land Development, & Other Land	732,605	761,577	29,905	847,916	31,565
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	307,833	307,141	74,511	214,801	12,651
Residential HELOC	—	—	—	—	—

Total
Commercial	$216,168	$216,168	$54,168	$223,638	$20,863
Commercial Real Estate	394,631	740,922	818	715,786	36,274
Construction, Land Development, & Other Land	1,326,751	1,389,397	29,905	1,474,584	47,203
Consumer	67,200	196,512	15,607	120,547	2,147
Residential	687,645	719,945	74,511	621,535	19,729
Residential HELOC	—	—	—	—	—
	$2,692,395	$3,262,944	$175,009	$3,156,090	$126,216

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At December 31, 2012 and December 31, 2011, we had 14 loans totaling $2,639,229 and 12 loans totaling $1,999,781, respectively, which we considered to be TDRs.  During the year ended December 31, 2012, we modified four loans that were considered to be TDRs.   We modified the interest rate for two of these loans and the interest rate and term were modified for two of these loans.  During the twelve months ended December 31, 2011, we modified eight loans that were considered to be TDRs.   We extended the terms for five of these loans and the interest rate and term were modified for three of these loans.

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

The following table summarizes the recorded investment in our TDRs before and after their modification during the respective period.

	For the year ended December 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	1	$142,500	$129,363
Commercial real estate	1	500,780	494,637
Consumer	1	45,075	42,870
Residential	1	653,175	651,215
		$1,341,530	$1,318,085

There are no loans restructured within the last twelve months that defaulted during the year ended December 31, 2012.  The bank considers any loans that are 30 days or more past due to be in default.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

	For the twelve months ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial
Commercial Real Estate	1	$343,000	$343,000
Consumer	1	201,000	67,000
Residential	6	369,000	376,000
		$913,000	$786,000

	For the twelve months ended December 31, 2011
Troubled Debt Restructurings that subsequently defaulted during the period	Number of Contracts	Recorded Investment

Residential	5	$247,000

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2012	2011
Building and improvements	$366,271	$337,462
Furniture and equipment	1,229,409	1,099,530
Automobiles	98,496	98,496
Total	1,694,176	1,535,488
Less, accumulated depreciation	1,037,262	871,530
Premises, furniture and equipment, net	$656,914	$663,958

Depreciation expense was $149,633 and $194,024 for the years ended 2012 and 2011, respectively.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2012 and 2011 are summarized below:

	2012	2011
Balance, beginning of year	$3,181,559	$3,293,167
Additions	1,127,537	625,711
Sales	(1,829,688)	(552,920)
Write downs	(265,011)	(184,399)
Balance, end of year	$2,214,397	$3,181,559

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 - DEPOSITS

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount
2013	$17,153,829
2014	6,153,496
2015	3,323,544
2016	825,712
2017	1,846,585
Total	$29,303,166

The Company did not have any third party brokered deposits at December 31, 2012 and 2011.

NOTE 8 - FHLB ADVANCES

At December 31, 2012 and December 31, 2011, we had $6,000,000 and $7,000,000 advances outstanding, respectively.  FHLB advances at December 31, 2012 consisted of the following:

Interest Basis	Current Rate	Maturity	Outstanding Balance
Convertible	2.615%	February 25, 2013	$3,000,000
Fixed	0.370%	February 11, 2013	$1,000,000
Fixed	0.430%	August 12, 2013	$1,000,000
Fixed	1.070%	August 11, 2015	$1,000,000

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

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company.  The Plan has 194,481 shares available to grant at December 31, 2012 with 71,819 options   still outstanding.  The Company did not grant any options during 2012 or 2011.

The Company did not recognize any stock-based employee compensation expense associated with its stock option grants during 2012 and 2011.  The Company recognized the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.  As of December 31, 2012, all the compensation cost related to stock option grants had been recognized.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 - STOCK COMPENSATION PLAN - continued

A summary of the activity under the stock option plan for the year ended December 31, 2012 and 2011 is as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	71,819	$10.00	82,391	$10.00
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—	(10,572)	10.00
Outstanding, end of year	71,819	$10.00	71,819	$10.00
Options exercisable at year end	71,819	$10.00	71,819	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2012 is 3.88 years.  There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2012. All of the options outstanding as of December 31, 2012 are fully vested.

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

At December 31, 2012, 90,000 shares of the outstanding warrants were exercisable.  There was no compensation expense related to warrants for the years ended December 31, 2012 and 2011. As of December 31, 2012, all the compensation cost related to stock warrants had been recognized.

NOTE 11 - INCOME TAXES

Income tax benefit is summarized as follows:

	Years ended December 31,
	2012	2011
Current portion:
Federal	$1,802	$—
State	22,882	16,476
Total current	24,684	16,476
Deferred income taxes	(214,919)	(131,050)
Income tax benefit	$(190,235)	$(114,574)
Income tax benefit is allocated as follows:
To continuing operations	$(331,480)	$(392,508)
To other comprehensive income	141,245	277,934
Income tax benefit	$(190,235)	$(114,574)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES - continued

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$248,544	$366,023
Net operating loss carryforward	2,153,450	2,261,422
Organization and start-up costs	173,258	192,873
Other	356,737	256,654
Deferred tax assets	2,931,989	3,076,972
Valuation allowance	(1,987,632)	(2,482,541)
Total deferred tax assets	944,357	594,431

Deferred tax liabilities:
Unrealized gain on securities available for sale	211,545	70,300
Accumulated depreciation	93,210	93,709
Prepaid expenses	43,563	46,326
Loan origination costs	42,436	45,412
Total deferred tax liabilities	390,754	255,747
Net deferred tax asset	$553,603	$338,684

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that a partial valuation allowance is needed at December 31, 2012.  Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2012.  Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets.  The valuation allowance was reduced by $494,909 in 2012.  Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

The Company has a federal net operating loss of $6,250,598 and a state net operating loss of $855,961 as of December 31, 2012.  These net operating losses expire in the years 2026 through 2032.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2012	2011
Tax expense (benefit) at statutory rate	$233,071	$118,490
Tax exempt income	(111,066)	(91,089)
State income, net of federal income tax benefit	15,102	21,498
Change in valuation allowance	(494,909)	(427,152)
Other	26,322	(14,255)
Income tax benefit	$(331,480)	$(392,508)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2009 and subsequent years are subject to examination by taxing authorities.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.  The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2012 and 2011:

	2012	2011
Balance, January 1	$3,893,365	$3,301,462
Disbursements	1,396,818	918,819
Repayments	(1,746,836)	(326,916)
Balance, December 31,	$3,543,347	$3,893,365

Deposits by directors, including their affiliates and executive officers, at December 31, 2012 and 2011 were $1,751,645 and $1,636,019, respectively.

NOTE 13 - LEASES

The Company has entered into an agreement to lease an office facility under a noncancellable operating lease agreement expiring in 2023.  The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods.  The Company also entered into a sale-leaseback agreement in December 2009 for a portion of the property located in Cayce, South Carolina.  The lease is for a period of 15 years. The Company may, at its option, extend the lease for three consecutive renewal terms of five years each. In June 2010, the Company entered into a sale-leaseback agreement for the branch and office building located at 1201 Knox Abbot Drive in Cayce, South Carolina. The lease is for a period of 15 years. The Company may, at its option, extend the lease for two consecutive renewal terms of five years each.  Minimum rental commitments as of December 31, 2012 are as follows:

2013	$407,859
2014	416,015
2015	424,336
2016	433,028
2017 and thereafter	3,488,125
Total	$5,169,363

The leases have various renewal options and require increased rentals under various standard percentages.  Rental expenses, net of rental income, charged to occupancy and equipment expense in 2012 and 2011 were $355,899 and $337,326, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business.  Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 - INCOME PER COMMON SHARE

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the organizers of the Company. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. No TARP warrants are outstanding.  The exercise price of all outstanding options and warrants was greater than the average market price of the Company’s stock during the year and thus, are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

	2012	2011
Net income per common share - basic computation:
Net income available to common shareholders	$818,727	$532,868
Average common shares outstanding - basic	$1,764,439	$1,764,439
Basic income per common share	$0.46	$0.30

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

As previously disclosed, following the FDIC’s safety and soundness examination of the Bank in the fourth quarter of 2009, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SCBFI”) on May 11, 2010.  The Consent Order set forth specific actions needed to address certain findings from the FDIC’s Report of Examination and to address the Bank’s financial condition, primarily related to capital planning, liquidity/funds management, policy and planning issues, management oversight, loan concentrations and classifications, and non-performing loans. The Board of Directors and management of the Bank have aggressively worked to improve these practices and procedures.  As a result, on April 12, 2011, the Bank received notices from the FDIC and SCBFI pursuant to which these regulatory agencies determined that the protection of the depositors, other customers and shareholders of the Bank, as well as the Bank’s safe and sound operation, do not require the continued existence of the Consent Order.  Accordingly, the FDIC and SCBFI terminated the Consent Order as of April 8, 2011.  Although the Consent Order has been terminated, certain regulatory restrictions and requirements remain, including, among other things, a requirement that the Bank achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of December 31, 2012 and December 31, 2011, the Bank was considered to be in compliance with the minimum capital requirements established by the regulatory restrictions and was considered “well-capitalized” under regulatory capital framework.  The Board of Directors and management intend to continue to take all actions necessary to enable the Bank to comply with the requirements of the regulatory restrictions.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - REGULATORY MATTERS - continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital (to risk-weighted assets)	$12,681	15.98%	$6,346	8.00%	$7,933	10.00%
Tier 1 capital (to risk-weighted assets)	11,676	14.72%	3,173	4.00%	4,760	6.00%
Tier 1 capital (to average assets)	11,676	10.18%	4,587	4.00%	5,733	5.00%

December 31, 2011
Total capital (to risk-weighted assets)	$13,225	15.44%	$6,853	8.00%	$8,566	10.00%
Tier 1 capital (to risk-weighted assets)	12,141	14.17%	3,427	4.00%	5,140	6.00%
Tier 1 capital (to average assets)	12,141	9.84%	4,935	4.00%	6,168	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of December 31, 2012, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions and “well-capitalized” under prompt corrective action provisions.

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2012 and 2011, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $9,550,000 and $9,550,000, respectively.  These lines of credit are available on a one to twenty day basis for general corporate purposes.  The Company also has a credit line to borrow funds from the FHLB.  The remaining credit availability as of December 31, 2012 was $5,840,000.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay.  Unless otherwise instructed by the South Carolina Board of Financial Institutions, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions.  Under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.  The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES - continued

under certain circumstances.  The Bank currently must obtain prior approval from the FDIC and the South Carolina Board of Financial Institutions prior to the payment of any cash dividends.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  Commitments to extend credit, including unused lines of credit, amounted to $10,158,860 and $10,228,217 at December 31, 2012 and 2011, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At December 31, 2012 and 2011, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  The Company had approximately $143,000 and $225,000 in letters of credit outstanding as of December 31, 2012 and 2011 respectively.

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

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A preferred stock outstanding through the auction process. The remaining 2,129 shares of Series A preferred stock and 164 shares of Series B preferred stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - PREFERRED STOCK - continued

comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 preferred shares will save the Company $57,800 annually in dividend expenses.

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS — continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Financial Instruments — Assets:
Cash and due from banks	$2,483,503	$2,483,503	$2,483,503	$—	$—
Securities available-for-sale	23,463,551	23,463,551	—	23,463,551	—
Securities held-to-maturity	3,506,154	3,601,700	—	3,601,700	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	79,406,192	77,889,798	—	—	77,889,798
Accrued interest receivable	463,260	463,260	463,260	—	—

Financial Instruments — Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	65,499,954	65,499,954	65,499,954	—	—
Time Deposits	29,303,166	29,560,448	—	29,560,448	—
Federal Home Loan Bank advances	6,000,000	6,024,081	—	6,024,081	—
Accrued interest payable	22,357	22,357	22,357	—	—

	Carrying	Estimated
	Amount	Fair Value
December 31, 2011
Financial Instruments - Assets:
Cash and due from banks	$2,486,703	$2,486,703
Federal funds sold	86,000	86,000
Securities available-for-sale	26,952,357	26,952,357
Nonmarketable equity securities	615,900	615,900
Loans, net	86,948,990	86,064,131
Accrued interest receivable	561,545	561,545

Financial Instruments - Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,492,970	67,492,970
Time Deposits	35,033,479	35,435,465
Federal Home Loan Bank advances	7,000,000	7,018,342
Accrued interest payable	28,130	28,130

	December 31, 2012		December 31,2011
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,158,860	$—	$10,228,217	$—
Financial standby letters of credit	143,000	—	225,000	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS — continued

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012 and 2011, a significant amount of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS — continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,000,520	$—	$1,000,520	$—
Corporate bonds	489,525	—	489,525	—
Small Business Administration Securities	12,150,209	—	12,150,209	—
Mortgage-backed securities	2,751,142	—	2,751,142	—
State, county and municipals	7,072,155	—	7,072,155	—
Total assets	$23,463,551	$—	$23,463,551	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$5,784,079	$—	$5,784,079	$—
Mortgage-backed securities	1,597,764	—	1,597,764	—
Small Business Administration Securities	11,856,260	—	11,856,260	—
State, county and municipals	7,714,254	—	7,714,254	—
Total assets	$26,952,357	$—	$26,952,357	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,240,353	$—	$—	$3,240,353
Other real estate owned	2,214,397	—	—	2,214,397
Total assets	$5,454,750	$—	$—	$5,454,750

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS — continued

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$2,346,663	$—	$—	$2,346,663
Other real estate owned	3,181,559	—	—	3,181,559
Total assets	$5,528,222	$—	$—	$5,528,222

	Valuation Technique	Unobservable Input	General Range
Nonrecurring Measurements:
Collateral dependent impaired loans	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2012 or 2011.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,527,660 at December 31, 2012 with a valuation allowance of $287,307.  Impaired loans had a carrying value of $2,496,596 at December 31, 2011, with a valuation allowance of $149,933.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,214,397 at December 31, 2012 and $3,181,559 at December 31, 2011.  There was $265,011 in write downs of other real estate owned during the year ended December 31, 2012 and there were $184,399 in write downs of other real estate owned during the year ended December 31, 2011.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2012	2011
Assets:
Cash	$3,146	$3,146
Investment in banking subsidiary	12,437,087	12,276,853
Deferred tax asset	23,853	23,853
Total assets	$12,464,086	$12,303,852
Liabilities and shareholders’ equity:
Other liabilities	$14,991	$22,387
Total liabilities	14,991	22,387
Shareholders’ equity	12,449,095	12,281,465
Total liabilities and shareholders’ equity	$12,464,086	$12,303,852

Condensed Statements of Income

	For the years ended
	December 31,
	2012	2011
Income:
Dividend income from banking subsidiary	$1,130,169	$—
Expenses:
Interest	—	4,188
Other expenses	—	2,472
Total expense	—	6,660
Loss before income taxes and equity in undistributed earnings of banking subsidiary	—	(6,660)
Equity in undistributed income of banking subsidiary	(113,786)	723,814
Income tax benefit	—	23,853
Net income	$1,016,983	$741,007

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,016,983	$741,007
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed (income) losses of banking subsidiary	113,786	(723,814)
Decrease in accrued interest payable	—	(4,856)
Decrease in other liabilities	(7,236)	—
Increase in deferred tax asset	—	(23,853)
Net cash used by operating activities	1,123,533	(11,516)
Cash flows from financing activities:
Dividends paid on preferred stock	(169,532)	(358,020)
Repurchase of Preferred Stock	(954,001)	—
Net cash used by financing activities	(1,123,533)	(358,020)
Net decrease in cash and cash equivalents	—	(369,536)
Cash, beginning of year	3,146	372,682
Cash, end of year	$3,146	$3,146

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Congaree Bancshares, Inc. and Subsidiary, will be held on May 16, 2013 at Clarion Inn - Airport, 500 Chris Drive, West Columbia, South Carolina 29169.

CORPORATE OFFICE:

1219 Knox Abbott Drive

Cayce, South Carolina 29033

Phone 803.794.2265

INDEPENDENT AUDITORS:	CORPORATE COUNSEL:

Elliott Davis, LLC	Nelson Mullins Riley & Scarborough, LLP
1901 Main Street, Suite 900	Atlantic Station
Columbia, South Carolina 29202	201 17th Street NW, Suite 1700
Atlanta, Georgia 30363

STOCK INFORMATION:

The Common Stock of Congaree Bancshares, Inc. is listed on the OTC bulletin board under the ticker symbol CNRB.OB. Trading and quotations of the common stock have been limited and sporadic.  Trading prices have ranged from $3.55 per share to $1.25 per share during 2012.  As of December 31, 2012, there were 1,764,439 shares outstanding.

The ability of Congaree Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from Congaree State Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends.  All of the Bank’s dividends to the Company are payable only from the retained earnings of the Bank.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013.

Item 11.  Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013.

Item 14.  Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 16, 2013.

PART IV

Item 15.  Exhibits.

(a)(1)      Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•                  Report of Independent Registered Public Accounting Firm

•                  Consolidated Balance Sheets as of December 31, 2012 and 2011

•                  Consolidated Statements of Income for the Years Ended December 31, 2012 and 2011

•                  Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011

•                  Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

•                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

•                  Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)                                 Exhibits

See the “Exhibit Index” immediate following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Date: March 28, 2013	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2013	By:	/s/ Charlie T. Lovering
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

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 28, 2013
Thomas Hal Derrick

/s/ Charles A. Kirby	President and Chief Executive Officer	March 28, 2013
Charles A. Kirby	(Principal Executive Officer)

/s/ Stephen P. Nivens	Senior Vice President, Director	March 28, 2013
Stephen P. Nivens

/s/ E. Daniel Scott	Director	March 28, 2013
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 28, 2013
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 28, 2013
J. Larry Stroud

/s/ Donald E. Taylor	Director	March 28, 2013
Donald E. Taylor

/s/ John D. Thompson	Director	March 28, 2013
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer,	March 28, 2013
Charlie T. Lovering	(Principal Financial and Accounting Officer)

/s/ Harry Michael White	Director	March 28, 2013
Harry Michael White

/s/ Samuel M. Corley	Director	March 28, 2013
Samuel M. Corley

/s/ J. Kevin Reeley	Director	March 28, 2013
J. Kevin Reeley

EXHIBIT INDEX

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

3.5                               Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1                               See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2                               Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3                               Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2019).

4.4                               Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2019).

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

10.4                          Amendment to the Amended and Restated Employment Agreement of Stephen P. Nivens, dated October 20, 2010. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed October 26, 2010).*

10.5                          Amendment to the Amended and Restated Employment Agreement of Charlie T. Lovering, dated October 20, 2010. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed October 26, 2010).*

10.6                        Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.7                        Congaree Bancshares, Inc. 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 of the Company’s Form10-K as for the period ended December 31, 2007).*

10.9                       Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

21.1                        Subsidiaries of the Company.

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

31.2                        Rule 13a-14(a) Certification of the Principal Financial Officer.

32                                  Section 1350 Certifications.

99.1                        Certification of the Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

99.2                        Certification of the Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2009.

101                           The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the year ended December 31, 2012 and 2011 (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements*.

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