Form 10-Q
period 2013-03-31
Congaree Bancshares Inc
filed 2013-05-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2013 (unaudited)	December 31, 2012
Assets:
Cash and due from banks	$1,594,978	$2,483,503

Securities available-for-sale	23,897,890	23,463,551
Securities held-to-maturity (fair value of $3,588,275 and $3,601,700 at March 31, 2013 and December 31, 2012, respectively)	3,498,628	3,506,154
Non-marketable equity securities	418,200	555,000

Loans receivable	81,260,428	80,701,245
Less allowance for loan losses	1,331,939	1,295,053
Loans, net	79,928,489	79,406,192

Premises, furniture and equipment, net	634,243	656,914
Accrued interest receivable	436,712	463,260
Other real estate owned	2,151,397	2,214,397
Other assets	756,687	704,639
Total assets	$113,317,224	$113,453,610
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,975,952	$15,083,493
Interest-bearing transaction accounts	6,059,765	5,065,488
Savings and money market	46,157,296	45,350,973
Time deposits $100,000 and over	17,290,484	15,637,917
Other time deposits	13,098,746	13,665,249
Total deposits	96,582,243	94,803,120

Federal Home Loan Bank advances	4,000,000	6,000,000
Accrued interest payable	13,057	22,357
Other liabilities	187,629	179,038
Total liabilities	100,782,929	101,004,515

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 2,129 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,101,502	2,096,287
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2013 and December 31, 2012	168,648	169,414
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at March 31, 2013 and December 31, 2012	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(7,801,266)	(7,933,220)
Accumulated other comprehensive income	359,443	410,646

Total shareholders’ equity	12,534,295	12,449,095
Total liabilities and shareholders’ equity	$113,317,224	$113,453,610

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three months ended
	March 31,
	2013	2012
Interest income:
Loans, including fees	$1,055,955	$1,189,507
Investment securities, taxable	171,050	187,216
Investment securities, non-taxable	2,132	—
Federal funds sold and other	2,887	283
Total interest income	1,232,024	1,377,006
Interest expense:
Time deposits $100,000 and over	37,271	47,486
Other deposits	77,796	134,238
Other borrowings	16,846	25,457
Total interest expense	131,913	207,181
Net interest income	1,100,111	1,169,825
Provision for loan losses	50,000	177,000
Net interest income after provision for loan losses	1,050,111	992,825
Noninterest income:
Service charges on deposit accounts	30,173	65,345
Residential mortgage origination fees	28,333	3,905
Gain on sale of securities available for sale	51	121,201
Other	28,249	39,909
Total noninterest income	86,806	230,360
Noninterest expenses:
Salaries and employee benefits	464,874	417,260
Net occupancy	138,338	134,014
Furniture and equipment	76,985	91,849
Professional fees	47,006	69,554
Regulatory fees and FDIC assessment	40,607	47,137
Net cost of operation of other real estate owned	12,959	130,509
Other operating	182,859	166,491
Total noninterest expense	963,628	1,056,814
Income before income taxes	173,289	166,371
Income tax (expense) benefit	(6,582)	352,639
Net income	166,707	519,010
Net accretion of preferred stock to redemption value	4,449	7,282
Preferred dividends	30,304	44,752
Net income available to common shareholders	$131,954	$466,976
Income per common share
Basic and diluted income per common share	$0.07	$0.26
Weighted average common shares outstanding	1,764,439	1,764,439

See notes to consolidated condensed financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$166,707	$519,010

Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities available for sale, net of taxes of $26,479 at March 31, 2013 and $189,820 at March 31, 2012	(51,237)	(13,387)
Reclassification adjustment for gains included in net income, net of taxes of $17 at March 31, 2013 and $88,113 at March 31, 2012	34	79,993
Other comprehensive (loss) income	(51,203)	66,606

Comprehensive Income	$115,504	$585,616

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2013 and 2012 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (loss)	Total
Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465
Net income						519,010		519,010
Other comprehensive income							66,606	66,606
Accretion of Series A discount on preferred stock		8,047				(8,047)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(44,752)		(44,752)

Balance, March 31, 2012	3,449	$3,379,671	1,764,439	$17,644	$17,688,324	$(8,466,382)	$203,072	$12,822,329

Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Net income						166,707		166,707
Other comprehensive income							(51,203)	(51,203)
Accretion of Series A discount on preferred stock		5,214				(5,214)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(30,304)		(30,304)

Balance, March 31, 2013	2,293	$2,270,150	1,764,439	$17,644	$17,688,324	$(7,801,266)	$359,443	$12,534,295

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities
Net income	$166,707	$519,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50,000	177,000
Deferred income tax benefit	—	(352,639)
Depreciation and amortization expense	36,762	41,604
Discount accretion and premium amortization	30,304	37,083
Decrease in accrued interest receivable	26,548	120,793
Decrease in accrued interest payable	(9,300)	(9,610)
Gain from sale of securities available-for-sale	(51)	(121,201)
Write downs on other real estate owned	—	123,214
Loss on sale of other real estate owned	4,111	—
(Increase) decrease in other assets	(25,424)	26,410
Increase in other liabilities	8,591	18,604
Net cash provided by operating activities	288,248	580,268

Cash flow from investing activities
Proceeds from maturities, calls, and paydowns of securities available-for-sale	268,229	2,809,675
Proceeds from sales of securities available-for-sale	1,025,428	6,502,229
Purchase of securities available-for-sale	(1,828,550)	(8,776,962)
Proceeds from sales of nonmarketable equity securities	136,800	—
Net (increase) decrease in loans receivable	(572,297)	3,387,673
Purchase of premises, furniture and equipment	(14,091)	(10,621)
Proceeds from sales of other real estate owned	58,889	498,290
Net cash provided (used) by investing activities	(925,592)	4,410,284

Cash flow from financing activities
Decrease in noninterest-bearing deposits	(1,107,541)	(491,379)
Increase (decrease) in interest-bearing deposits	2,886,664	(1,561,906)
Decrease in borrowings from FHLB	(2,000,000)	—
Dividends paid on preferred stock	(30,304)	(44,752)

Net cash used by financing activities	(251,181)	(2,098,037)

Net (decrease) increase in cash and cash equivalents	(888,525)	2,892,515

Cash and cash equivalents at beginning of the period	2,483,503	2,572,703

Cash and cash equivalents at end of the period	$1,594,978	$5,465,218

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$141,213	$216,791
Transfer of loans to other real estate	$—	$435,051

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013.

Note 2 — Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2012 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statements of Cash Flows

For purposes of reporting cash flows, the Company considered certain highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from banks, federal funds sold and certificates of deposit with other banks.  Generally, federal funds are sold for one-day periods.

Income Per Common Share

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the organizers of the Bank.  The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Basic net income per common share computation:
Net income available to common shareholders	$131,954	$466,976
Average common shares outstanding — basic	1,764,439	1,764,439
Basic net income per common share	$0.07	$0.26

Diluted net income per common share computation:
Net income available to common shareholders	$131,954	$466,976
Average common shares outstanding — basic	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439
Diluted net income per common share	$0.07	$0.26

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation through the date of filing this form 10-Q to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2013, and determined that no subsequent events occurred requiring accrual or disclosure.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments.  In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations.  Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presents or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The amendments became effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  These amendments did not have a material effect on the Company’s financial statements.

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

Loans Receivable — The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification.  For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities and are classified as Level 2.

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Financial Instruments - Assets
Cash and due from banks	$1,594,978	$1,594,978	$1,594,978	$—	$—
Securities available-for-sale	23,897,890	23,897,890		23,897,890	—
Securities held-to-maturity	3,498,628	3,588,275	—	3,588,275	—
Nonmarketable equity securities	418,200	418,200	—	418,200	—
Loans, net	79,928,489	78,641,622	—	—	78,641,622
Accrued interest receivable	436,712	436,712	436,712

Financial Instruments — Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,193,013	66,193,013	66,193,013	—	—
Time Deposits	30,389,230	30,616,927	—	30,616,927	—
Federal Home Loan Bank advances	4,000,000	4,012,701	—	4,012,701	—
Accrued interest payable	13,057	13,057	13,057	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Financial Instruments — Assets:
Cash and due from banks	$2,483,503	$2,483,503	$2,483,503	$—	$—
Securities available-for-sale	23,463,551	23,463,551	—	23,463,551	—
Securities held-to-maturity	3,506,154	3,601,700	—	3,601,700	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	79,406,192	77,889,798	—	—	77,889,798
Accrued interest receivable	463,260	463,260	463,260	—	—

Financial Instruments — Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	65,499,954	65,499,954	65,499,954	—	—
Time Deposits	29,303,166	29,560,448	—	29,560,448	—
Federal Home Loan Bank advances	6,000,000	6,024,081	—	6,024,081	—
Accrued interest payable	22,357	22,357	22,357	—	—

	March 31, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,841,621	$—	$10,158,860	$—
Financial standby letters of credit	84,000	—	143,000	—

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At both March 31, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$995,080	$—	$995,080	$—
Corporate bonds	989,655	—	989,655	—
Small Business Administration Securities	11,795,150	—	11,795,150	—
Mortgage-backed securities	2,779,579	—	2,779,579	—
State, county and municipals	7,338,426	—	7,338,426	—
Total assets	$23,897,890	$—	$23,897,890	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,000,520	$—	$1,000,520	$—
Corporate bonds	489,525	—	489,525	—
Small Business Administration Securities	12,150,209	—	12,150,209	—
Mortgage-backed securities	2,751,142	—	2,751,142	—
State, county and municipals	7,072,155	—	7,072,155	—
Total assets	$23,463,551	$—	$23,463,551	$—

There were no liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,531,374	$—	$—	$3,531,374
Other real estate owned	2,151,397	—	—	2,151,397
Total assets	$5,682,771	$—	$—	$5,682,771

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,240,353	$—	$—	$3,240,353
Other real estate owned	2,214,397	—	—	2,214,397
Total assets	$5,454,750	$—	$—	$5,454,750

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

General
	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Collateral dependent impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%
Other real estate owned	Discounted appraisals	Collateral discounts and estimated costs to sell	0 – 10%

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012.

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,863,773 at March 31, 2013 with a valuation allowance of $332,399.  Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,527,660 at December 31, 2012 with a valuation allowance of $287,307.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $2,151,397 at March 31, 2013 and $2,214,397 at December 31, 2012.  There were no write downs of other real estate owned during the quarter ended March 31, 2013 and there were approximately $123,214 in write downs of other real estate owned during the quarter ended March 31, 2012.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value

March 31, 2013
Government sponsored enterprises	$998,095	$—	$3,015	$995,080
Corporate Bonds	976,032	13,623	—	989,655
Small Business Administration Securities	11,617,270	208,223	30,343	11,795,150
Mortgage-backed securities	2,731,059	48,520	—	2,779,579
State, county and municipal	7,031,070	327,250	19,894	7,338,426
	$23,353,526	$597,616	$53,252	$23,897,890
December 31, 2012
Government sponsored enterprises	$998,042	$2,478	$—	$1,000,520
Corporate bonds	474,486	15,039	—	489,525
Small Business Administration Securities	11,867,028	301,391	18,210	12,150,209
Mortgage-backed securities	2,751,792	13,496	14,146	2,751,142
State, county and municipal	6,750,012	337,508	15,365	7,072,155
	$22,841,360	$669,912	$47,721	$23,463,551

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2013
State, county and municipal	$3,498,628	$89,647	$—	$3,588,275
	$3,498,628	$89,647	$—	$3,588,275
December 31, 2012
State, county and municipal	$3,506,154	$95,546	$—	$3,601,700
	$3,506,154	$95,546	$—	$3,601,700

Proceeds from sales of available-for-sale securities were $1,025,428 and $6,502,675 for the three month periods ended March 31, 2013 and 2012, respectively.  Gross gains of $51 and $121,201 were recognized on those sales for the three month periods ended March 31, 2013 and 2012, respectively.  There were no losses recognized on those sales for the three month periods ended March 31, 2013 and March 31, 2012.

The amortized costs and fair values of investment securities at March 31, 2013, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$21,915	$22,395	$—	$—
Due after one through five years	2,679,660	2,739,074	—	—
Due after five through ten years	11,079,862	11,432,204	3,498,628	3,588,275
Due after ten years	9,572,089	9,704,217	—	—

Total securities	$23,353,526	$23,897,890	$3,498,628	$3,588,275

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at March 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$995,080	$3,015	$—	$—	$995,080	$3,015
Small Business Administration Securities	1,508,025	30,343	—	—	1,508,025	30,343
State, county and municipal	1,937,416	19,894	—	—	1,937,416	19,894
	$4,440,521	$53,252	$—	$—	$4,440,521	$53,252

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Small Business Administration Securities	$1,521,165	$18,210	$—	$—	$1,521,165	$18,210
Mortgage-backed securities	1,011,241	14,146	—	—	1,011,241	14,146
State, county and municipal	1,248,054	15,365	—	—	1,248,054	15,365
	$3,780,460	$47,721	$—	$—	$3,780,460	$47,721

There were no securities classified as held to maturity that were in an unrealized loss position at March 31, 2013 or December 31, 2012.

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

At March 31, 2013 and December 31, 2012, securities with estimated fair value of $4,104,396 and $4,204,110, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable

Major classifications of loans receivable are summarized as follows:

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$29,779,442	36%	$30,022,579	37%
Construction, Land Development, & Other Land	7,827,812	10%	7,556,622	10%
Residential Mortgages	11,996,472	15%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	20,372,394	25%	21,273,793	26%
Total Real Estate	69,976,120	86%	71,180,476	88%

Commercial	9,794,223	12%	8,192,486	10%
Consumer	1,490,085	2%	1,328,283	2%
Gross loans	81,260,428	100%	80,701,245	100%
Less allowance for loan losses	(1,331,939)		(1,295,053)
Total loans, net	$79,928,489		$79,406,192

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,548,832	$28,066,230	$7,154,339	$1,155,527	$10,014,133	$18,389,810	$73,328,871
Special Mention	851,932	463,374	173,046	273,945	456,914	603,748	2,822,959
Substandard or Worse	393,459	1,249,838	500,427	60,613	1,525,425	1,378,836	5,108,598
Total	$9,794,223	$29,779,442	$7,827,812	$1,490,085	$11,996,472	$20,372,394	$81,260,428

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$6,979,557	$28,330,009	$6,718,502	$1,256,610	$10,330,147	$19,142,295	$72,757,120
Special Mention	964,700	475,282	211,415	7,126	552,045	1,728,737	3,939,305
Substandard or Worse	248,229	1,217,288	626,705	64,547	1,445,290	402,761	4,004,820
Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$80,701,245

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable — continued

The following is an aging analysis of our loan portfolio at March 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$136,321	$—	$95,489	$231,810	$9,562,413	$9,794,223	$—
Commercial Real Estate	—	43,303	568,068	611,371	29,168,071	29,779,442	—
Construction, Land Development, & Other Land	—	—	—	—	7,827,812	7,827,812	—
Consumer	15,050	294	201,797	217,141	1,272,944	1,490,085	—
Residential	64,082	221,245	158,340	443,667	11,552,805	11,996,472	—
Residential HELOC	497,399	—	—	497,399	19,874,995	20,372,394	—
Total	$712,852	$264,842	$1,023,694	$2,001,388	$79,259,040	$81,260,428	$—

The following is an aging analysis of our loan portfolio at December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$866,402	$89,996	$5,344	$961,742	$7,230,744	$8,192,486	$—
Commercial Real Estate	156,159	—	566,492	722,651	29,299,928	30,022,579	—
Construction, Land Development, & Other Land	88,380	—	—	88,380	7,468,242	7,556,622	—
Consumer	22,226	—	201,797	224,023	1,104,260	1,328,283	—
Residential	351,682	132,653	144,327	628,662	11,698,820	12,327,482	—
Residential HELOC	—	—	—	—	21,273,793	21,273,793	—
Total	$1,484,849	$222,649	$917,960	$2,625,458	$78,075,787	$80,701,245	$—

The following is an analysis of loans receivables on nonaccrual status as of:

	March 31, 2013	December 31, 2012
Commercial	$224,096	$134,707
Commercial Real Estate	1,051,793	1,061,128
Construction, Land Development, & Other Land	—	—
Consumer	214,164	215,892
Residential	444,330	365,503
Residential HELOCs	—	—

Total	$1,934,383	$1,777,230

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the three months ended March 31, 2013 and the year ended December 31, 2012 we received approximately $919 and $90,986 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $90,986 and $75,403, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,155	$81,839	$291,333	$444,969	$91,287	$1,295,053
Charge Offs	(150)	(5,119)	—	(502)	(15,250)	—	—	(21,021)
Recoveries	7,508	—	—	—	—	399	—	7,907
Provision	(11,783)	6,385	7,948	11,245	17,125	(46,160)	65,240	50,000
Ending Balance	$155,159	$136,152	$99,103	$92,582	$293,208	$399,208	$156,527	$1,331,939

Ending Balances:
Individually evaluated for impairment	$18,108	$60,171	$—	$70,460	$228,921	$165,601	$—	$543,261
Collectively evaluated for impairment	$137,051	$75,981	$99,103	$22,122	$64,287	$233,607	$156,527	$788,678

Loans Receivable:
Ending Balance - Total	$9,794,223	$29,779,442	$7,827,812	$1,490,085	$11,996,472	$20,372,394	$—	$81,260,428

Ending Balances:
Individually evaluated for impairment	$258,960	$1,433,797	$500,427	$321,571	$1,652,254	$463,241	$—	$4,630,250
Collectively evaluated for impairment	$9,535,263	$28,345,645	$7,327,385	$1,168,514	$10,344,218	$19,909,153	$—	$76,630,178

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs	—	—	—	—	(43,401)	—	—	(43,401)
Recoveries	340	—	3,176	—	—	—	—	3,516
Provision	98,432	(60,324)	2,944	13,973	53,251	82,623	(13,899)	177,000
Ending Balance	$355,603	$248,540	$191,030	$68,702	$193,788	$417,848	$57,192	$1,532,703

Ending Balances:
Individually evaluated for impairment	$195,569	$1,610	$28,723	$28,523	$75,283	$—	$—	329,708
Collectively evaluated for impairment	$160,034	$246,930	$162,307	$40,179	$118,505	$417,848	$57,192	$1,202,995

Loans Receivable:
Ending Balance - Total	$8,192,966	$32,013,336	$8,089,197	$1,236,841	$11,754,049	$23,195,580	$—	$84,481,969

Ending Balances:
Individually evaluated for impairment	$308,969	$394,365	$1,078,066	$112,301	$413,853	$—	$—	$2,307,554
Collectively evaluated for impairment	$7,883,997	$31,618,971	$7,011,131	$1,124,540	$11,340,196	$23,195,580	$—	$82,174,415

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable — continued

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement.  The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $36,328 and $226,458 in interest income on loans that were impaired during the quarter ending March 31, 2013 and year ended December  31, 2012, respectively.

At March 31, 2013, the Company had 29 impaired loans totaling $4,630,250 or 5.7% of gross loans.  At December 31, 2012, the Company had 25 impaired loans totaling $4,207,769 or 4.8% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at March 31, 2013 or December 31, 2012.  There were seven loans restructured or otherwise impaired totaling $1,757,584 not already included in nonaccrual status at March 31, 2013.  There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012.  During the quarter ended March 31, 2013, we received approximately $919 in interest income in relation to loans on non-accrual status and forgone interest was approximately $90,986.  During the year ended December 31, 2012, we received approximately $90,986 in interest income in relation to loans on non-accrual status and foregone interest was approximately $75,403.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$95,489	$95,489	$—	$95,358	$474
Commercial Real Estate	838,626	1,014,660	—	1,002,909	5,505
Construction, Land Development, & Other Land	500,427	500,427	—	502,760	6,284
Consumer	—	—	—	—	—
Residential	409,341	409,341	—	408,278	3,966
Residential HELOC	184,959	184,959	—	182,370	1,911

With an allowance recorded
Commercial	$163,471	$163,471	$18,108	$163,813	$613
Commercial Real Estate	595,171	970,610	60,171	955,291	759
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	321,571	450,883	70,460	323,605	854
Residential	1,242,913	1,258,197	228,921	1,257,961	14,418
Residential HELOC	278,282	278,282	165,601	278,250	1,544

Total
Commercial	$258,960	$258,960	$18,108	$259,171	$1,087
Commercial Real Estate	1,433,797	1,985,270	60,171	1,958,200	6,264
Construction, Land Development, & Other Land	500,427	500,427	—	502,760	6,284
Consumer	321,571	450,883	70,460	323,605	854
Residential	1,652,254	1,667,538	228,921	1,666,239	18,384
Residential HELOC	463,241	463,241	165,601	460,620	3,455
	$4,630,250	$5,326,319	$543,261	$5,170,595	$36,328

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable — continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$5,344	$5,344	$—	$7,130	$526
Commercial Real Estate	833,827	833,827	—	824,854	52,071
Construction, Land Development, & Other Land	504,027	504,027	—	508,496	29,249
Consumer	—	—	—	—	—
Residential	317,651	317,651	—	318,172	21,264
Residential HELOC	174,371	174,371	—	174,368	7,429

With an allowance recorded
Commercial	$164,607	$164,607	$19,017	$99,720	$2,604
Commercial Real Estate	566,492	1,107,104	15,292	1,071,194	31,626
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,038,640	1,038,640	221,941	1,014,203	61,730
Residential HELOC	344,048	473,360	182,155	376,735	7,097

Total
Commercial	$169,951	$169,951	$19,017	$106,850	$3,130
Commercial Real Estate	1,400,319	1,940,931	15,292	1,896,048	83,697
Construction, Land Development, & Other Land	504,027	504,027	—	508,496	29,249
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,356,291	1,356,291	221,941	1,332,375	82,994
Residential HELOC	518,419	647,731	182,155	551,103	14,526
	$4,207,769	$4,877,693	$500,857	$4,654,591	$226,458

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 — Loans Receivable — continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at March 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	357,655	516,525	—	511,931	6,920
Construction, Land Development, & Other Land	459,843	459,843	—	458,756	—
Consumer	—	—	—	—	—
Residential	106,045	106,045	—	106,153	1,771
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$308,969	$308,969	$195,569	$308,824	$1,399
Commercial Real Estate	36,710	227,358	1,610	205,720	—
Construction, Land Development, & Other Land	618,223	652,231	28,723	666,590	8,055
Consumer	112,301	241,613	28,523	97,948	216
Residential	307,808	307,808	75,283	307,345	4,155
Residential HELOC	—	—	—	—	—

Total
Commercial	$308,969	$308,969	$195,569	$308,824	$1,399
Commercial Real Estate	394,365	743,883	1,610	717,651	6,920
Construction, Land Development, & Other Land	1,078,066	1,112,074	28,723	1,125,346	8,055
Consumer	112,301	241,613	28,523	97,948	216
Residential	413,853	413,853	75,283	413,498	5,926
Residential HELOC	—	—	—	—	—
	$2,307,554	$2,820,392	$329,708	$2,663,267	$22,516

Troubled Debt Restructurings

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At March 31, 2013 and December 31, 2012, we had 14 loans totaling $2,620,800 and 14 loans totaling $2,639,229, respectively, which we considered to be TDRs.  During the three months ended March 31, 2013, we did not modify any loans that were considered to be TDRs.

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

Note 6 — Loans Receivable — continued

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

There was one loan that was restructured within the last twelve months totaling $128,606 that defaulted during the three months ended March 31, 2013.  There were no loans restructured within the previous twelve months that defaulted during the three months ended March 31, 2012.  The Bank considers any loans that are 30 days or more past due to be in default.

The following table summarizes the recorded investment in our TDRs before and after their modification during the three months ending March 31, 2012.

	For the three months ended March 31, 2012
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial real estate	1	$93,734	$93,734
Consumer	1	45,075	44,567
		$138,809	$138,301

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2013 and December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of period	$2,214,397	$3,181,559
Additions	—	1,127,537
Sales	(63,000)	(1,829,688)
Write downs	—	(265,011)
Balance, end of period	$2,151,397	$2,214,397

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 8 - Dividends on Series A Preferred Stock Issued to U.S. Treasury

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

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A preferred stock outstanding through the auction process. The remaining 2,129 shares of Series A preferred stock and 164 shares of Series B preferred stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in preferred shares will save the Company $57,800 annually in dividend expenses.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2012 filed with the SEC, and the following:

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying our forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. Forward-looking statements in this Form 10-Q speak as of the date of this document, and we do not intend, and assume no obligation, to update such forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

Overview

2012 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued into 2013. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin. We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

The Company recorded net income, after tax expense, of $166,707 and net income available to common shareholders of $131,954 for the quarter ended March 31, 2013 compared to net income, after tax benefit, of $519,010 and net income available to common shareholders of $466,976 for the quarter ended March 31, 2012.  Basic earnings per common share were $0.07 for the first quarter of 2013 compared to earnings per common share of $0.26 in the first quarter of 2012.  The decrease in net income as compared to the first quarter of 2013 is primarily attributable to the Bank not recording a tax benefit of approximately $350,000, which was the amount recorded in 2012.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the current quarter.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the period ended March 31, 2013, our net interest margin was 4.09% compared to 4.12% at March 31, 2012.

At March 31, 2013, total assets were $113,317,224, compared to $113,453,610 at December 31, 2012, a decrease of $136,386, or 0.12%.  Interest-earning assets comprised approximately 95.1% and 93.9% of total assets at March 31, 2013 and December 31, 2012, respectively.  Gross loans totaled $81,260,428 and investment securities were $27,814,718 at March 31, 2013.

Deposits totaled $96,582,243 at March 31, 2013 and $94,803,120 at December 31, 2012.  FHLB advances were $4,000,000 and $6,000,000 at March 31, 2013 and December 31, 2012, respectively.  Shareholders’ equity was $12,534,295 and $12,449,095 at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank and the minimum Tier 1 Leverage Capital ratio of 8% and a Total Risk-Based Capital ratio of at least 10% requirements established by the Supervisory Authorities. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

•                  We monitor the volume of non-performing assets on a monthly basis and report the level of these assets to the Board of Directors. We continually track the reduction of non-performing assets and persistently monitor our past due reports to determine if there are potential increases in these types of assets.

Recent Regulatory Developments

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012, as filed on our Annual Report on Form 10-K.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the prior quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Results of Operations

Three months ended March 31, 2013 and 2012

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2013 and 2012 were 4.09% and 4.12%, respectively.

Net interest income was $1,100,111 during the three months ended March 31, 2013, compared to $1,169,825 for the same period in 2012.  Interest income of $1,232,024 for the three months ended March 31, 2013 included $1,055,955 on loans, $173,182 on investment securities and $2,887 on federal funds sold and other.  Total interest expense of $131,913 during the three months ended March 31, 2013 included $115,067 related to deposit accounts and $16,846 on FHLB advances and other borrowings.  Interest expense decreased from $207,181 for the three months ended March 31, 2012 to $131,913 for the three months ended March 31, 2013, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits.

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

Our provision for loan losses for the three months ended March 31, 2013 was $50,000 a decrease of $127,000 or 71.75%, from our provision of $177,000 for the three months ended March 31, 2012. The lower provision for loan losses during the 2013 period relates primarily to the overall improvement in the credit quality of ourl oan portfolio during the first three months of 2013.  The provisions continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2013 was $86,806, compared to $230,360 for the same period in 2012.  Noninterest income for the three months ended March 31, 2013 consisted primarily of service charges on deposit accounts of $30,173, residential mortgage origination fees of $28,333, and other noninterest income of $28,249.  Noninterest income for the three months ended March 31, 2012 consisted primarily of service charges on deposit accounts of $65,345 and gain on sale of securities available for sale of $121,201. The decrease of $143,554 in noninterest income compared to the same period in 2012 is primarily the result of the one-time gains on sale of investment securities of $121,201 recognized in 2012.

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

For example, the Dodd-Frank Act, which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011.  Our ATM/debit card fee income is included in other noninterest income and was $29,686 and $27,133 for the three months ended March 31, 2013 and 2012, respectively.  We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31,
	2013	2012
Compensation and benefits	$464,874	$417,260
Occupancy and equipment	215,323	225,863
Data processing and related costs	78,443	91,297
Marketing, advertising and shareholder communications	18,543	8,901
Legal and audit	45,559	64,138
Other professional fees	1,447	5,414
Supplies and postage	15,046	8,181
Insurance	10,902	8,889
Credit related expenses	1,201	480
Regulatory fees and FDIC insurance	40,607	47,137
Net cost of operations of other real estate owned	12,959	130,509
Other	58,724	48,745
Total noninterest expense	$963,628	$1,056,814

The most significant component of noninterest expense is compensation and benefits, which totaled $464,874 for the three months ended March 31, 2013, compared to $417,260 for the three months ended March 31, 2012. The increase is primarily related to increase in salaries due to employee performance.  Marketing and advertising increased from $8,901 for the three months ended March 31, 2012, to $18,543 for the three months ended March 31, 2013. Regulatory fees decreased from $47,137 for the three months ended March 31, 2012, to $40,607 for the three months ended March 31, 2013, as a result in how the FDIC calculates the insurance premiums. The assessment base changed to an asset based calculation effective for the second quarter of 2012. Other real estate expenses decreased from $130,509 for the three months ended March 31, 2012, to $12,959 for the three months ended March 31, 2013 as a result of no writedowns in OREO during the three months ended March 31, 2013.

Income Tax (Expenses) Benefit

The Company had reported taxable income for the three months ended March 31, 2013 and March 31, 2012. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  The Company recorded income tax expense of $6,582 for the quarter related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at March 31, 2013 were $81,260,428, or 75.4% of interest-earning assets and 71.7% of total assets, compared to $80,701,245, or 74.9% of interest-earning assets and 71.1% of total assets, at December 31, 2012.

Loans secured by real estate mortgages comprised approximately 86.1% of loans outstanding at March 31, 2013 and 88.8% at December 31, 2012. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 85%.  Commercial loans and lines of credit represented approximately 12.1% and 9.8% of our loan portfolio at March 31, 2013 and December 31, 2012, respectively.  Our construction, development, and land loans represented approximately 9.6% and 9.9% of our loan portfolio at March 31, 2013 and December 31, 2012, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$29,779,442	36%	$30,022,579	37%
Construction, Land Development, & Other Land	7,827,812	10%	7,556,622	10%
Residential Mortgages	11,996,472	15%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	20,372,394	25%	21,273,793	27%
Total Real Estate	69,976,120	86%	71,180,476	89%

Commercial	9,794,223	12%	8,192,486	10%
Consumer	1,490,085	2%	1,328,283	2%
Gross loans	81,260,428	100%	80,701,245	100%
Less allowance for loan losses	(1,331,939)		(1,295,053)
Total loans, net	$79,928,489		$79,406,192

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations.  The allowance for loan losses for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of the period	$1,295,053	$1,395,588
Provision for loan losses	50,000	177,000
Loans charged-off	(21,021)	(43,401)
Recoveries of loans previously charged-off	7,907	3,516
Balance at end of the period	$1,331,939	$1,532,703

The allowance for loan losses was $1,331,939 and $1,295,053 as of March 31, 2013 and December 31, 2012, respectively, and represented 1.64% and 1.58% of outstanding loans at March 31, 2013 and December 31, 2012, respectively.

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

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  Third party appraisals are ordered through and independently reviewed by our appraisal management company.  Those appraisals are generally ordered to provide the current “as is” market value of the collateral.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. An outside credit review firm periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $4,630,250 and $4,207,769 in impaired loans at March 31, 2013 and December 31, 2012, respectively.  The valuation allowances related to impaired loans totaled $543,261 and $500,857 at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, nonaccrual loans totaled $1,934,383 and $1,777,230, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of March 31, 2013 and December 31, 2012 were $96,582,243 and $94,803,120, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2013 (annualized) and the year ended December 31, 2012.

	March 31, 2013		December 31, 2012
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$15,458,865	—%	$11,246,878	—%
Interest-bearing checking	5,443,600	0.18	4,876,694	0.15
Money market	44,429,288	0.41	48,859,665	0.57
Savings	1,044,186	0.23	1,122,765	0.23
Time deposits less than $100,000	13,275,965	0.92	16,851,152	1.02
Time deposits $100,000 and over	16,590,736	0.90	15,607,197	1.10
Total	$96,242,640	0.58%	$98,564,351	0.72%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were approximately $79,291,759 and $79,165,203 at March 31, 2013 and December 31, 2012, respectively. Our loan-to-deposit ratio was 84.14% and 85.13% at March 31, 2013 and December 31, 2012, respectively.  Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix.  All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at March 31, 2013.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At March 31, 2013 and December 31, 2012, we had $4,000,000 and $6,000,000 outstanding, respectively.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $7,340,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$2,000,000	3/14/2013	6/14/2013	0.25%
$1,000,000	8/11/2011	8/12/2013	0.43%
$1,000,000	8/11/2011	8/11/2015	1.07%

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

At March 31, 2013, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At March 31, 2013, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 22.5% at March 31, 2013 compared to 22.9% as of December 31, 2012.  At March 31, 2013, $4,104,396 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2013.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $12,534,295 at March 31, 2013, an increase of $85,200 from $12,449,095 at December 31, 2012.  The increase is primarily due to the net income for the period of $166,707.

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

The following table sets forth the Bank’s capital ratios at March 31, 2013 and December 31, 2012:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital (to risk-weighted assets)	$12,803	16.28%	$6,292	8.00%	$7,864	10.00%
Tier 1 capital (to risk-weighted assets)	11,815	15.02%	3,146	4.00%	4,719	6.00%
Tier 1 capital (to average assets)	11,815	10.39%	4,547	4.00%	5,684	5.00%

December 31, 2012
Total capital (to risk-weighted assets)	$12,681	15.98%	$6,346	8.00%	$7,933	10.00%
Tier 1 capital (to risk-weighted assets)	11,676	14.72%	3,173	4.00%	4,760	6.00%
Tier 1 capital (to average assets)	11,676	10.18%	4,587	4.00%	5,733	5.00

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which seek to establish new capital requirements for certain banking organizations. On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued a joint notice of proposed rulemaking that would implement sections of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the US federal banking agencies announced that the originally proposed January 1, 2013 effective date for the proposed rules was being delayed so that the agencies could consider operational and transitional issues identified in the large volume of public comments received. The proposed rules, if adopted, would lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The ultimate impact of the US implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent on the terms of the final regulations, which may differ from the proposed regulations. At this point, the Company cannot determine the ultimate effect that any final regulations, if enacted, would have on its earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  At March 31, 2013 and December 31, 2012, we had issued commitments to extend credit of approximately $11,842,000 and $10,159,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At March 31, 2013 and and December 31, 2012, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  There were standby letters of credit included in the commitments for $84,000 and $143,000 at March 31, 2013 and December 31, 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1.A Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements*.

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