Form 10-Q
period 2013-06-30
Congaree Bancshares Inc
filed 2013-08-13
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of August 9, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Congaree Bancshares, Inc.

Consolidated Balance Sheets

	June 30, 2013 (unaudited)	December 31, 2012
Assets:
Cash and due from banks	$2,989,135	$2,483,503

Securities available-for-sale	20,237,477	23,463,551
Securities held-to-maturity (estimated fair value of $3,364,493 and $3,601,700 at June 30, 2013 and December 31, 2012, respectively)	3,491,201	3,506,154
Non-marketable equity securities	418,200	555,000
Loans receivable	81,434,749	80,701,245
Less allowance for loan losses	1,355,569	1,295,053
Loans, net	80,079,180	79,406,192

Premises, furniture and equipment, net	657,707	656,914
Accrued interest receivable	414,235	463,260
Other real estate owned	1,940,780	2,214,397
Other assets	935,363	704,639
Total assets	$111,163,278	$113,453,610
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,537,445	$15,083,493
Interest-bearing transaction accounts	6,000,645	5,065,488
Savings and money market	45,509,164	45,350,973
Time deposits $100,000 and over	17,147,783	15,637,917
Other time deposits	12,669,171	13,665,249
Total deposits	95,864,208	94,803,120

Federal Home Loan Bank advances	3,000,000	6,000,000
Accrued interest payable	12,510	22,357
Other liabilities	180,662	179,038
Total liabilities	99,057,380	101,004,515

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 2,129 shares issued and outstanding at June 30, 2013 and December 31, 2012	2,106,717	2,096,287
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2013 and December 31, 2012	167,883	169,414
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2013 and December 31, 2012	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(7,683,045)	(7,933,220)
Accumulated other comprehensive income (loss)	(191,625)	410,646

Total shareholders’ equity	12,105,898	12,449,095
Total liabilities and shareholders’ equity	$111,163,278	$113,453,610

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$2,138,029	$2,348,965	$1,082,074	$1,159,458
Investment securities, taxable	323,270	389,706	152,220	202,490
Investment securities, non-taxable	2,203	—	71	—
Federal funds sold and other	8,539	659	5,652	376
Total interest income	2,472,041	2,739,330	1,240,017	1,362,324
Interest expense:
Time deposits $100,000 and over	74,341	90,999	37,070	43,513
Other deposits	150,190	255,727	72,394	121,489
Other borrowings	21,394	50,609	4,548	25,152
Total interest expense	245,925	397,335	114,012	190,154
Net interest income	2,226,116	2,341,995	1,126,005	1,172,170
Provision for loan losses	185,000	368,671	135,000	191,671
Net interest income after provision for loan losses	2,041,116	1,973,324	991,005	980,499
Noninterest income:
Service charges on deposit accounts	125,684	107,369	95,511	42,024
Residential mortgage origination fees	39,144	8,279	10,811	4,374
Gain on sale of securities	185,238	297,622	185,187	176,421
Other	9,344	76,233	(18,905)	36,326
Total noninterest income	359,410	489,503	272,604	259,145
Noninterest expenses:
Salaries and employee benefits	908,900	835,823	444,026	418,563
Net occupancy	279,775	268,098	141,437	134,084
Furniture and equipment	154,484	351,760	77,499	259,911
Professional fees	104,418	131,875	57,412	62,321
Regulatory fees and FDIC assessment	72,900	91,415	32,293	44,278
Net cost of operation of other real estate owned	169,817	232,447	156,858	101,938
Other operating	378,170	177,616	195,311	11,125
Total noninterest expense	2,068,464	2,089,034	1,104,836	1,032,220
Income before income taxes	332,062	373,793	158,773	207,424
Income tax benefit (expense)	(12,382)	339,630	(5,800)	(13,009)
Net income	319,680	713,423	152,973	194,415
Net accretion of preferred stock to redemption value	8,899	14,565	4,450	7,282
Preferred dividends	60,606	89,665	30,302	44,913
Net income available to common shareholders	$250,175	$609,193	$118,221	$142,220
Income per common share
Basic and diluted income per common share	$0.14	$0.35	$0.07	$0.08
Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Six months ended June 30,
	2013	2012
Net Income	$319,680	$713,423
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $247,364 at June 30, 2013 and $204,581 at June 30, 2012.	(480,014)	397,288
Reclassification adjustment for gains included in net income, net of taxes of $62,981 at June 30, 2013 and $101,191 at June 30, 2012
	(122,257)	(196,431)
Other comprehensive income (loss)	$(602,271)	$200,857
Comprehensive Income (loss)	$(282,591)	$914,280

	Three months ended June 30,
	2013	2012
Net Income	$152,973	$194,415
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $220,920 at June 30, 2013 and $129,059 at June 30, 2012.	(428,845)	250,687
Reclassification adjustment for gains included in net income, net of taxes of $62,964 at June 30, 2013 and $59,983 at June 30, 2012
	(122,223)	(116,438)
Other comprehensive income (loss)	$(551,068)	$134,249
Comprehensive Income (loss)	$(398,095)	$328,664

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2013 and 2012 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465
Accretion of Series A discount on preferred stock		16,095				(16,095)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(89,665)		(89,665)
Net income						713,423		713,423
Other comprehensive income							200,857	200,857
Balance, June 30, 2012	3,449	$3,386,954	1,764,439	$17,644	$17,688,324	$(8,324,165)	$337,323	$13,106,080

Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Accretion of Series A discount on preferred stock		10,429				(10,429)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(60,606)		(60,606)
Net income						319,680		319,680
Other comprehensive loss							(602,271)	(602,271)
Balance, June 30, 2013	2,293	$2,274,600	1,764,439	$17,644	$17,688,324	$(7,683,045)	$(191,625)	$12,105,898

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities
Net income	$319,680	$713,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	185,000	368,671
Deferred income tax benefit	—	(355,000)
Depreciation and amortization expense	73,626	79,445
Discount accretion and premium amortization	52,562	63,352
Decrease in accrued interest receivable	49,025	50,671
Decrease in accrued interest payable	(9,847)	(11,470)
Gain from sale of securities available-for-sale	(185,238)	(297,622)
Write downs on other real estate owned	140,000	184,474
(Gain) loss on sales of other real estate owned	14,395	(5,615)
Decrease in other assets	79,784	79,792
Increase in other liabilities	1,624	102,765
Net cash provided by operating activities	720,611	972,886

Cash flow from investing activities
Purchase of securities available-for-sale	(4,387,189)	(11,797,234)
Purchase of securities held-to-maturity	—	(3,523,521)
Proceeds from maturities, calls and paydowns of securities available-for-sale	350,646	4,383,372
Proceeds from sales of securities available-for-sale	6,497,468	11,625,869
Proceeds from sale and redemption of other investments	136,800	12,300
Net (increase) decrease in loans receivable	(937,371)	3,221,962
Purchase of premises, furniture and equipment	(74,420)	(11,143)
Proceeds from sale of other real estate owned	198,605	538,405
Net cash provided by investing activities	1,784,539	4,450,010

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	(546,048)	842,817
Increase (decrease) in interest-bearing deposits	1,607,136	(3,659,742)
Decrease in borrowings from FHLB	(3,000,000)	—
Dividends paid on preferred stock	(60,606)	(89,665)
Net cash used by financing activities	(1,999,518)	(2,906,590)
Net increase in cash and cash equivalents	505,632	2,516,306
Cash and cash equivalents at beginning of the period	2,483,503	2,572,703

Cash and cash equivalents at end of the period	$2,989,135	$5,089,009

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$255,772	$408,805
Transfer of loans to other real estate	$79,383	$573,651

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013.

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

Note 2 — Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the six and three months ended June 30, 2013 and 2012:

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net income per common share computation:
Net income available to common shareholders	$250,175	$609,193	$118,221	$142,220
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.14	$0.35	$0.07	$0.08

Diluted net income per common share computation:
Net income available to common shareholders	$250,175	$609,193	$118,221	$142,220
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.14	$0.35	$0.07	$0.08

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or June 30, 2013, and determined that no subsequent events occurred requiring accrual or disclosure.

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

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows at June 30, 2013 and December 31, 2012:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Financial Instruments - Assets
Cash and due from banks	$2,989,135	$2,989,135	$2,989,135	$—	$—
Securities available-for-sale	20,437,477	20,437,477	—	20,437,477	—
Securities held-to-maturity	3,491,201	3,364,493	—	3,364,493	—
Nonmarketable equity securities	418,200	418,200	—	418,200	—
Loans, net	80,079,180	80,059,655	—	—	80,059,655
Accrued interest receivable	414,235	414,235	414,235	—	—
Financial Instruments — Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,047,254	66,047,254	66,047,254	—	—
Time Deposits	29,816,954	29,940,304	—	29,940,304	—
Federal Home Loan Bank advances	3,000,000	3,010,180	—	3,010,180	—
Accrued interest payable	12,510	12,510	12,510	—	—

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Financial Instruments — Assets:
Cash and due from banks	$2,483,503	$2,483,503	$2,483,503	$—	$—
Securities available-for-sale	23,463,551	23,463,551	—	23,463,551	—
Securities held-to-maturity	3,506,154	3,601,700	—	3,601,700	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	79,406,192	77,889,798	—	—	77,889,798
Accrued interest receivable	463,260	463,260	463,260	—	—
Financial Instruments — Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	65,499,954	65,499,954	65,499,954	—	—
Time Deposits	29,303,166	29,560,448	—	29,560,448	—
Federal Home Loan Bank advances	6,000,000	6,024,081	—	6,024,081	—
Accrued interest payable	22,357	22,357	22,357	—	—

	June 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,179,000	$—	$10,158,860	$—
Financial standby letters of credit	84,000	—	143,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Note 4 - Fair Value Measurements — continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2013 and December 30, 2012.

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$925,960	$—	$925,960	$—
Corporate bonds	989,715	—	989,715	—
Mortgage-backed securities	2,733,204	—	2,733,204	—
Small Business Administration Securities	11,348,365	—	11,348,365	—
State, county and municipals	4,240,233	—	4,240,233	—

Total assets	$20,237,477	$—	$20,237,477	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,000,520	$—	$1,000,520	$—
Corporate bonds	489,525	—	489,525

Mortgage-backed securities	2,751,142	—	2,751,142	—
Small Business Administration Securities	12,150,209	—	12,150,209	—
State, county and municipals	7,072,155	—	7,072,155	—

Total assets	$23,463,551	$—	$23,463,551	$—

There were no liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

Note 4 - Fair Value Measurements - continued

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,674,634	$—	$—	$3,674,634
Other real estate owned	1,940,780	—	—	1,940,780
Total assets	$5,615,414	$—	$—	$5,615,414

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,240,353	$—	$—	$3,240,353
Other real estate owned	2,214,397	—	—	2,214,397
Total assets	$5,454,750	$—	$—	$5,454,750

	Valuation Technique	Unobservable Input	General Range
Nonrecurring Measurements:
Collateral dependent impaired loans	Discounted appraisals	Collateral discounts and estimated costs to sell	0 — 10%
Other real estate owned	Discounted appraisals	Collateral discounts and estimated costs to sell	0 — 10%

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,875,585 at June 30, 2013 with a valuation allowance of $200,951.  Impaired loans had a carrying value of $3,527,660 at December 31, 2012 with a valuation allowance of $287,307.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1,940,780 at June 30, 2013 and $2,214,397 at December 31, 2012.  There was approximately $140,000 and $184,474 in write downs of other real estate owned during the six months ended June 30, 2013 and 2012, respectively.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2013
Government sponsored enterprises	$998,135	$—	$72,175	$925,960
Corporate bonds	977,573	16,672	4,530	989,715
Mortgage-backed securities	2,725,339	11,063	3,198	2,733,204
Small Business Administration Securities	11,572,491	28,134	252,260	11,348,365
State, county and municipal	4,254,528	50,013	64,308	4,240,233
	$20,528,066	$105,882	$396,471	$20,237,477

December 31, 2012
Government sponsored enterprises	$998,042	$2,478	$—	$1,000,520
Corporate bonds	474,486	15,039	—	489,525
Mortgage-backed securities	2,751,792	13,496	14,146	2,751,142
Small Business Administration Securities	11,867,028	301,391	18,210	12,150,209
State, county and municipal	6,750,012	337,508	15,365	7,072,155
	$22,841,360	$669,912	$47,721	$23,463,551

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2013
State, county and municipal	$3,491,201	$—	$126,708	$3,364,493
	$3,491,201	$—	$126,708	$3,364,493
December 31, 2012
State, county and municipal	$3,506,154	$95,546	$—	$3,601,700
	$3,506,154	$95,546	$—	$3,601,700

Proceeds from sales of available-for-sale securities were $6,497,468 and $11,625,869 for the six month periods ended June 30, 2013 and 2012, respectively.  Gross gains of $185,238 and $297,622 were recognized on those sales for the six month periods ended June 30, 2013 and 2012, respectively.  There were no losses recognized on those sales for the six month periods ended June 30, 2013 and June 30, 2012.

Proceeds from sales of available-for-sale securities were $5,472,038 and $5,123,640 for the three months ended June 30, 2013 and 2012, respectively. Gross gains of $185,187 and $176,421 were recognized on those sales for the three months ended June 30, 2013 and 2012, respectively.  There were no losses recognized on those sales for the three months ended June 30, 2013 and June 30, 2012.

Note 5 - Investment Securities — continued

The amortized costs and fair values of investment securities at June 30, 2013, by contractual maturity, are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$21,063	$21,428	$—	$—
Due after one through five years	2,640,627	2,661,569	—	—
Due after five through ten years	11,577,536	11,473,656	1,120,945	1,118,570
Due after ten years	6,288,840	6,080,824	2,370,256	2,245,923

Total securities	$20,528,066	$20,237,477	$3,491,201	$3,364,493

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at June 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
Government sponsored enterprises	$925,960	$72,175	$—	$—	$925,960	$72,175
Small Business Administration securities	8,569,665	252,260	—	—	8,569,665	252,260
Mortgage-backed securities	1,955,070	3,198	—	—	1,955,070	3,198
Corporate Bonds	495,470	4,530	—	—	495,470	4,530
State, county and municipal	2,162,114	58,270	416,744	6,038	2,578,858	64,308
	$14,108,279	$390,433	$416,744	$6,038	$14,525,023	$396,471

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012
Small Business Administration Securities	$1,521,165	$18,210	$—	$—	$1,521,165	$18,210
Mortgage-backed securities	1,011,241	14,146	—	—	1,011,241	14,146
State, county and municipal	1,248,054	15,365	—	—	1,248,054	15,365
	$3,780,460	$47,721	$—	$—	$3,780,460	$47,721

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2013
State, county and municipal	$3,364,493	$126,708	$—	$—	$3,364,493	$126,708
	$3,364,493	$126,708	$—	$—	$3,364,493	$126,708

Note 5 - Investment Securities — continued

There were no securities classified as held-to-maturity that were in unrealized loss position at December 31, 2012.

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

At June 30, 2013 and December 31, 2012, securities with estimated fair value of $4,209,251 and $4,204,110, respectively, were pledged to secure public deposits as required by law.

Note 6 — Loans Receivable

Major classifications of loans receivable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,174,502	37%	$30,022,579	37%
Construction, Land Development & Other Land	8,351,200	10%	7,556,622	10%
Residential Mortgages	13,422,822	16%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	18,457,837	23%	21,273,793	26%
Total Real Estate	70,406,361	86%	71,180,476	88%

Commercial	9,463,140	12%	8,192,486	10%
Consumer	1,565,248	2%	1,328,283	2%
Gross loans	81,434,749	100%	80,701,245	100%
Less allowance for loan losses	(1,355,569)		(1,295,053)
Total loans, net	$80,079,180		$79,406,192

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

Note 6 — Loans Receivable — continued

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,309,891	$28,435,483	$7,682,564	$1,448,303	$10,967,536	$16,511,945	$73,355,722
Special Mention	827,448	457,273	171,809	71,674	750,813	814,783	3,093,800
Substandard or Worse	325,801	1,281,746	496,827	45,271	1,704,473	1,131,109	4,985,227
Total	$9,463,140	$30,174,502	$8,351,200	$1,565,248	$13,422,822	$18,457,837	$81,434,749

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land, Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$6,979,557	$28,330,009	$6,718,502	$1,256,610	$10,330,147	$19,142,295	$72,757,120
Special mention	964,700	475,282	211,415	7,126	552,045	1,728,737	3,939,305
Substandard or worse	248,229	1,217,288	626,705	64,547	1,445,290	402,761	4,004,820
Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$80,701,245

The following is an aging analysis of our loan portfolio at June 30, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$6,934	$70,801	$95,489	$173,224	$9,289,916	$9,463,140	$—
Commercial Real Estate	—	—	570,355	570,355	29,604,147	30,174,502	—
Construction, Land Development, & Other Land	214	—	—	214	8,350,986	8,351,200	—
Consumer	6,442	125	—	6,567	1,558,681	1,565,248	—
Residential	128,529	423,052	99,092	650,673	12,772,149	13,422,822	—
Residential HELOC	—	249,787	—	249,787	18,208,050	18,457,837	—
Total	$142,119	$743,765	$764,936	$1,650,820	$79,783,929	$81,434,749	$—

The following is an aging analysis of our loan portfolio at December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$866,402	$89,996	$5,344	$961,742	$7,230,744	$8,192,486	$—
Commercial real estate	156,159	—	566,492	722,651	29,299,928	30,022,579	—
Construction, land development and other land	88,380	—	—	88,380	7,468,242	7,556,622	—
Consumer	22,226	—	201,797	224,023	1,104,260	1,328,283	—
Residential	351,682	132,653	144,327	628,662	11,698,820	12,327,482	—
Residential HELOC	—	—	—	—	21,273,793	21,273,793	—
Total	$1,484,849	$222,649	$917,960	$2,625,458	$78,075,787	$80,701,245	$—

Note 6 — Loans Receivable — continued

The following is an analysis of loans receivables on nonaccrual status as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial	$232,121	$134,707
Commercial Real Estate	1,046,806	1,061,128
Construction, Land Development, & Other Land	—	—
Consumer	—	215,892
Residential	630,868	365,503
Residential HELOCs	—	—

Total	$1,909,795	$1,777,230

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.  During the six months ended June 30, 2013 and the year ended December 31, 2012, we received approximately $2,644 and $88,557 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $90,986 and $75,403, respectively.

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(150)	(48,422)	—	(48,064)	(37,191)			(133,827)
Recoveries	8,545	—	—	—	798		—	9,343
Provision	(8,213)	7,914	15,077	22,296	8,042	94,333	45,551	185,000
Ending Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569

Ending Balances:
Individually evaluated for impairment	$25,851	$957	$—	$18,123	$196,618	$165,585	$—	$407,134
Collectively evaluated for impairment	$133,915	$93,421	$106,231	$37,948	$66,364	$373,717	$136,839	$948,435

Loans Receivable:
Ending Balance - Total	$9,463,140	$30,174,502	$8,351,200	$1,565,248	$3,422,822	$18,457,837	$—	$81,434,749

Ending Balances:
Individually evaluated for impairment	$266,545	$1,382,785	$496,827	$106,133	$1,830,927	$463,225	$—	$4,546,442
Collectively evaluated for impairment	$9,196,595	$28,791,717	$7,854,373	$1,459,115	$11,591,894	$17,994,612	$—	$76,888,307

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$155,159	$136,152	$99,103	$92,583	$293,208	$399,208	$156,527	$1,331,940
Charge Offs	—	(43,303)	—	(47,562)	(21,942)			(112,807)
Recoveries	1,037	—	—	—	399		—	1,436
Provision	3,570	1,529	7,128	11,050	(8,683)	140,094	(19,688)	135,000
Ending Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569

Ending Balances:
Individually evaluated for impairment	$25,851	$957	$—	$18,123	$196,618	$165,585	$—	$407,134
Collectively evaluated for impairment	$133,915	$93,421	$106,231	$37,948	$66,364	$373,717	$136,839	$948,435

Loans Receivable:
Ending Balance - Total	$9,463,140	$30,174,502	$8,351,200	$1,565,248	$13,422,822	$18,457,837	$—	$81,434,749

Ending Balances:
Individually evaluated for impairment	$266,545	$1,382,785	$496,827	$106,133	$1,830,927	$463,225	$—	$4,546,442
Collectively evaluated for impairment	$9,196,595	$28,791,717	$7,854,373	$1,459,115	$11,591,895	$7,994,612	$—	$76,888,307

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	256,831	308,864	184,910	54,729	183,938	335,225	71,091	1,395,588
Charge Offs		(1,620)	(5,790)		(43,401)			(50,811)
Recoveries		920			3,516			4,436
Provision	29,385	(1,318)	(5,418)	(4,329)	19,997	199,369	130,985	368,671
Ending Balance	286,216	306,846	173,702	50,400	164,050	534,594	202,076	1,717,884

Ending Balances:
Individually evaluated for impairment	142,368	90,996	22,322	27,909	74,714	0	0	358,309
Collectively evaluated for impairment	143,848	215,850	151,380	22,491	89,336	534,594	202,076	1,359,575

Loans Receivable:
Ending Balance - Total	10,173,302	31,290,935	7,696,185	1,154,206	11,720,632	22,467,330	0	84,502,590

Ending Balances:
Individually evaluated for impairment	217,218	447,959	968,165	110,735	412,307	0	0	2,156,384
Collectively evaluated for impairment	9,956,084	30,842,976	6,728,020	1,043,471	11,308,325	22,467,330	0	82,346,206

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	355,603	248,540	191,030	68,702	193,788	417,848	57,192	1,532,703
Charge Offs		(1,620)	(5,790)					(7,410)
Recoveries		920						920
Provision	(69,387)	59,006	(11,538)	(18,302)	(29,738)	116,746	144,884	191,671
Ending Balance	286,216	306,846	173,702	50,400	164,050	534,594	202,076	1,717,884

Ending Balances:
Individually evaluated for impairment	142,368	90,996	22,322	27,909	74,714	0	0	358,309
Collectively evaluated for impairment	143,848	215,850	151,380	22,491	89,336	534,594	202,076	1,359,575

Loans Receivable:
Ending Balance - Total	10,173,302	31,290,935	7,696,185	1,154,206	11,720,632	22,467,330	0	84,502,590

Ending Balances:
Individually evaluated for impairment	217,218	447,959	968,165	110,735	412,307	0	0	2,156,384
Collectively evaluated for impairment	9,956,084	30,842,976	6,728,020	1,043,471	11,308,325	22,467,330	0	82,346,206

Note 6 — Loans Receivable — continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2012.

			Construction,
			Land
		Commercial	Development			Residential
	Commercial	Real Estate	and Other Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Beginning balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge-offs	(249,801)	(422,456)	(5,790)	(1,009)	(43,401)	(98,674)	—	(821,131)
Recoveries	2,490	919	—	—	3,516	—	—	6,925
Provisions	150,064	247,559	(87,966)	28,119	147,280	208,418	20,197	713,671
Ending balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Ending balances:
Individually evaluated for impairment	$19,017	$15,292	$—	$62,452	$221,941	$182,155	$—	$500,857
Collectively evaluated for impairment	$140,567	$119,594	$91,154	$19,387	$69,392	$262,814	$91,288	$794,196
Loans receivable:
Ending balance - total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$—	$80,701,245
Ending balances:
Individually evaluated for impairment	$169,951	$1,400,319	$504,027	$258,762	$1,356,291	$518,419	$—	$4,207,769
Collectively evaluated for impairment	$8,022,535	$28,622,260	$7,052,595	$1,069,521	$10,971,191	$20,755,374	$—	$76,493,476

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement.  The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.  We recognized $72,183 and $226,458 in interest income on loans that were impaired during the quarter ending June 30, 2013 and year ended December 31, 2012, respectively.

At June 30, 2013, the Company had 26 impaired loans totaling $4,546,442 or 5.6% of gross loans.  At December 31, 2012, the Company had 25 impaired loans totaling $4,207,769 or 4.8% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at June 30, 2013 or December 31, 2012.  There were seven loans restructured or otherwise impaired totaling $1,746,452 not already included in nonaccrual status at June 30, 2013.  There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012.  During the six months ended June 30, 2013, we received approximately $2,644 in interest income in relation to loans on non-accrual status and forgone interest was approximately $88,557.  During the three months ended June 30, 2013, we received approximately $1,725 in interest income in relation to loans on non-accrual status and forgone interest was approximately $21,293.  During the year ended December 31, 2012, we received approximately $90,986 in interest income in relation to loans on non-accrual status and foregone interest was approximately $75,403.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

Note 6 — Loans Receivable — continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the six months ended June 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$95,489	$95,489	$—	$95,424	$474
Commercial Real Estate	1,365,628	1,746,895	—	1,736,745	11,051
Construction, Land Development, & Other Land	496,827	496,827	—	500,891	12,592
Consumer	—	—	—	—	—
Residential	662,321	662,321	—	657,679	9,225
Residential HELOC	184,959	184,959	—	183,671	3,870

With an allowance recorded
Commercial	$171,056	$171,056	$25,851	$174,944	$1,224
Commercial Real Estate	17,157	196,298	957	174,575	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	106,133	235,445	18,123	107,539	1,706
Residential	1,168,606	1,174,627	196,618	1,175,654	28,938
Residential HELOC	278,266	278,266	165,585	278,265	3,104

Total
Commercial	$266,545	$266,545	$25,851	$270,368	$1,698
Commercial Real Estate	1,382,785	1,943,193	957	1,911,320	11,051
Construction, Land Development, & Other Land	496,827	496,827	—	500,891	12,592
Consumer	106,133	235,445	18,123	107,539	1,706
Residential	1,830,927	1,836,948	196,618	1,833,333	38,163
Residential HELOC	$463,225	$463,225	$165,585	$461,936	$6,974
	$4,546,442	$5,242,183	$407,134	$5,085,387	$72,184

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the six months ended June 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	356,963	515,833	—	511,396	13,818
Construction, Land Development, & Other Land	459,843	459,843	—	459,297	—
Consumer	—	—	—	—	—
Residential	105,122	105,122	—	105,793	3,530
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$217,218	$217,218	$142,368	$216,363	$—
Commercial Real Estate	90,996	90,996	90,996	92,703	1,411
Construction, Land Development, & Other Land	508,322	508,322	22,322	511,266	16,325
Consumer	110,735	240,047	27,909	104,702	610
Residential	307,185	307,185	74,714	307,413	8,316
Residential HELOC	—	—	—	—	—

Total
Commercial	$217,218	$217,218	$142,368	$216,363	$—
Commercial Real Estate	447,959	606,829	90,996	604,099	15,229
Construction, Land Development, & Other Land	968,165	968,165	22,322	970,563	16,325
Consumer	110,735	240,047	27,909	104,702	610
Residential	412,307	412,307	74,714	413,206	11,846
Residential HELOC	—	—	—	—	—
	$2,156,384	$2,444,566	$358,309	$2,308,933	$44,011

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2012.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$5,344	$5,344	$—	$7,130	$526
Commercial real estate	833,827	833,827	—	824,854	52,071
Construction, land development, and other land	504,027	504,027	—	508,496	29,249
Consumer	—	—	—	—	—
Residential	317,651	317,651	—	318,172	21,264
Residential HELOC	174,371	174,371	—	174,368	7,429
With an allowance recorded
Commercial	$164,607	$164,607	$19,017	$99,720	$2,604
Commercial real estate	566,492	1,107,104	15,292	1,071,194	31,626
Construction, land development, and other land	—	—	—	—	—
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,038,640	1,038,640	221,941	1,014,203	61,730
Residential HELOC	344,048	473,360	182,155	376,735	7,097
Total
Commercial	$169,951	$169,951	$19,017	$106,850	$3,130
Commercial real estate	1,400,319	1,940,931	15,292	1,896,048	83,697
Construction, land development, and other land	504,027	504,027	—	508,496	29,249
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,356,291	1,356,291	221,941	1,332,375	82,994
Residential HELOC	518,419	647,731	182,155	551,103	14,526
Total	$4,207,769	$4,877,693	$500,857	$4,654,591	$226,458

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  At June 30, 2013 and December 31, 2012, we had 14 loans totaling $2,598,839 and 14 loans totaling $2,639,229, respectively, which we considered to be TDRs.  During the three months ended June 30, 2013, we did not modify any loans that were considered to be TDRs.

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

Note 6 — Loans Receivable — continued

During the three and six month periods ended June 30, 2013, we did not modify any loans that were considered to be TDRs.  During the three months ended June 30, 2012, we did not modify any loans that were considered to be TDRs.

The following table summarizes the recorded investment of TDRs modified during the six months ended June 30, 2012:

	For the six months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial real estate	1	$93,734	$90,996
Consumer	1	$45,075	$43,633
Total		$138,809	$134,629

During the six months ended June 30, 2012, we modified two loans that were considered to be TDRs.  We extended the terms and lowered the interest rate for both loans.

There were no TDRs identified within the previous twelve months that defaulted in the three months ended June 30, 2013.  There was one TDR identified within the last 12 months totaling $128,606 that defaulted during six months ended June 30, 2013.  During the three and six month periods ended June 30, 2012, there were no TDRs identified in the previous twelve months which subsequently defaulted.

Note 7 — Other Real Estate Owned

Transactions in other real estate owned for the six months ended June 30, 2013 and the year ended December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of period	$2,214,397	$3,181,559
Additions	79,383	1,127,537
Sales	(213,000)	(1,829,688)
Write downs	(140,000)	(265,011)
Balance, end of period	$1,940,780	$2,214,397

Note 8 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

On January 9, 2009, as part of the CPP established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2009 (the “EESA”),  the Company entered into a Letter Agreement with the U.S. Treasury dated January 9, 2010, pursuant to which the Company issued and sold to the U.S. Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised.  The Preferred Stock, Series A, has a dividend rate of 5% for the first five years and 9% thereafter.  The Series B Preferred Stock has a dividend rate of 9% per year.

On October 31, 2012, the U.S. Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share).  The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process.  The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in preferred shares will save the Company $57,800 annually in dividend expenses.

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

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed, implied or projected by us in such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed, implied or projected by us in the forward-looking statements.

Overview

The following discussion describes our results of operations for the six and three month periods ended June 30, 2013 and 2012 and also analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of GAAP and with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2012, as filed on our Annual Report on Form 10-K.

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

Results of Operations

Six and three months ended June 30, 2013 and 2012

General

The Company recorded net income, after tax provision, of $319,680 and net income available to common shareholders of $250,175 for the six months ended June 30, 2013, compared to net income, after tax provision, of $713,423 and net income available to common shareholders of $609,193 for the six months ended June 30, 2012.  Basic earnings per share were $0.14 for the first six months of 2013 compared to income per share of $0.35 in the first six months of 2012.  The decrease in net income as compared to the same period in 2012 is primarily attributable to the Bank not recording a tax benefit in 2013 as compared to recording a tax benefit of approximately $355,000 in 2012 resulting from the partial reversal of the valuation allowance against the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the prior year.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the period ended June 30, 2013, our net interest margin was 4.13% compared to 4.14% at June 30, 2012.

The Company recorded net income, after tax provision, of $152,973 and net income available to common shareholders of $118,221 for the three months ended June 30, 2013, compared to net income, after tax provision, of $194,415 and net income available to common shareholders of $142,220 for the three months ended June 30, 2012.  Basic earnings per share were $0.07 and $0.08 for the second quarter of 2013 and 2012, respectively.

Net Interest Income

Our primary source of revenue is net interest income.  Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively.  In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2013 and 2012 were 4.13% and 4.14%, respectively.  Our annualized net interest margins for the three months ended June 30, 2013 and 2012 were 4.18% and 4.16%, respectively.

Net interest income was $2,226,116 during the six months ended June 30, 2013, compared to $2,341,995 for the same period in 2012.  Interest income of $2,472,041 for the six months ended June 30, 2013 included $2,138,029 on loans, $325,473 on investment securities and $8,539 on federal funds sold and other.  This represented a decrease of $267,289 in interest income for the six months ended June 30, 2013 compared to the same period last year which was primarily due to a 4.6% reduction in the average loan portfolio. Total interest expense of $245,925 for the six months ended June 30, 2013 included $224,531 related to deposit accounts and $21,394 on FHLB advances and other borrowings. Interest expense decreased from $397,335 for the six months ended June 30, 2012 to $245,925 for the six months ended June 30, 2013, largely due to a 9.4% decrease in the average interest bearing deposits.

Net interest income was $1,126,005 for the quarter ended June 30, 2013, compared to $1,172,170 for the same period in 2012.  Interest income of $1,240,017 for the quarter ended June 30, 2013 included $1,082,074 on loans, $152,291 on investment securities and $5,652 on federal funds sold and other.  Total interest expense of $114,012 for the quarter ended June 30, 2013 included $109,464 related to deposit accounts and $4,548 on FHLB advances and other borrowings.

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

Our provision for loan losses for the six months ended June 30, 2013 was $185,000, a decrease of $183,671, or 49.8%, over our provision of $368,671 for the six months ended June 30, 2012.  Our provision for loan losses for the three months ended June 30, 2013 was $135,000, a decrease of $56,671, or 29.6%, over our provision of $191,671 for the three months ended June 30, 2012.  The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio.  Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance.  See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the six months ended June 30, 2013 was $359,410, compared to $489,503 for the same period in 2012.  Noninterest income for the six months ended June 30, 2013 consisted primarily of service charges on deposit accounts of $125,684, gains on sale of investment securities of $185,238, and mortgage loan origination fees of $39,144.  Noninterest income for the six months ended June 30, 2012 consisted primarily of service charges on deposit accounts of $107,369, gains on sale of investment securities of $297,622, and mortgage loan origination fees of $8,279. The decrease of $124,919 in noninterest income compared to the same period in 2012 is primarily the result of a decrease in one-time gains on the sale of securities of $112,384.

Noninterest income for the three months ended June 30, 2013 was $272,604, compared to $259,145 for the three months ended June 30, 2012.  Noninterest income for the quarter ended June 30, 2013 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gains on sale of investment securities.

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

For example, the Dodd—Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  In June 2011, the Federal Reserve approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses.  Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there has been a concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.  The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions — one signature-based and one PIN-based.  The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. However, on July 31, 2013, a U.S. District Court rejected the final rules on the pricing and routing restrictions implemented by the Federal Reserve under the Dodd-Frank Act.  As a result, the rules will remain in place pending new regulations or interim standards.  We will continue to monitor these rules and any new rules or regulations implemented as a result of the U.S. District Court’s decision.  Our ATM/debit card fee income is included in other noninterest income and was $63,872 and $54,375 for the six months ended June 30, 2013 and 2012, respectively.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2013 and 2012.

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Compensation and benefits	$908,900	$835,823	$444,026	$418,563
Occupancy and equipment	434,259	335,366	218,936	109,503
Data processing and related costs	146,989	284,492	68,546	193,195
Marketing, advertising and shareholder communications	43,304	34,178	24,761	25,277
Legal and audit	101,261	122,993	55,702	58,855
Other professional fees	3,157	8,882	1,710	3,468
Supplies, postage and telephone	31,611	35,018	16,565	26,837
Insurance	21,804	18,127	10,902	9,238
Credit related expenses	2,966	2,311	1,765	1,831
Regulatory fees and FDIC insurance	72,900	91,415	32,293	44,278
Net cost of operations of real estate owned	169,817	232,447	156,858	101,938
Other	131,496	87,982	72,772	39,237
Total noninterest expense	$2,068,464	$2,089,034	$1,104,836	$1,032,220

The most significant component of noninterest expense is compensation and benefits, which totaled $908,900 for the six months ended June 30, 2013, compared to $835,823 for the six months ended June 30, 2012. Regulatory fees and FDIC insurance decreased from $91,415 for the six months ended June 30, 2012 to $72,900 for the six months ended June 30, 2013 due to a change in the assessment base used to calculate the fees.  Net cost of operations of real estate owned decreased from $232,447 for the six months ended June 30, 2012, to $169,817 for the six months ended June 30, 2013 as a result of a decrease in other real estate owned. Regulatory fees and FDIC assessment decreased from $44,278 for the three months ended June 30, 2012 to $32,293 for the three months ended June 30, 2013, primarily due to a change in the assessment base used to calculate the fees.  Net cost of operations of real estate owned increased from $101,938 for the three months ended June 30, 2012, to $156,858 for the three months ended June 30, 2013 as a result of an increase in write downs in the portfolio.

Income Tax Benefit

The Company reported taxable income for the six months ended June 30, 2013 and 2012.  We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the prior year.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

Balance Sheet Review

General

At June 30, 2013, total assets were $111,163,278, compared to $113,453,610 at December 31, 2012, a decrease of $2,290,332, or 2.0%.  The decrease in assets resulted from a decrease in securities available for sale of approximately $3.2 million partially offset by the increase in loans of approximately $0.7 million and an increase in cash and cash equivalents of approximately $0.5 million. Gross loans totaled $81,434,749 and cash and cash equivalents were $2,989,135 at June 30, 2013.

Deposits totaled $95,864,208 at June 30, 2013 and $94,803,120 at December 31, 2012.  FHLB advances were $3,000,000 and $6,000,000 at June 30, 2013 and December 31, 2012, respectively.  Shareholders’ equity was $12,105,898 and $12,449,095 at June 30, 2013 and December 31, 2012, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio.  Gross loans outstanding at June 30, 2013 were $81,434,749, or 77.4% of interest-earning assets and 70.4% of total assets, compared to $80,701,245, or 74.9% of interest-earning assets and 71.1% of total assets, at December 31, 2012.  We had moderate loan growth for the period.  Factors, such as weak loan demand, increased competition for qualified borrowers, and increased portfolio amortization due to its age, continue to create challenges to the growth of the loan portfolio.

Loans secured by real estate mortgages comprised approximately 86.5% of loans outstanding at June 30, 2013 and 88.8% at December 31, 2012. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Commercial loans and lines of credit represented approximately 11.6% and 9.8% of our loan portfolio at June 30, 2013 and December 31, 2012, respectively.  Our construction and development loans represented approximately 10.3% and 9.9% of our loan portfolio at June 30, 2013 and December 31, 2012, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,174,502	37%	$30,022,579	37%
Construction, Land Development, & Other Land	8,351,200	10%	7,556,622	10%
Residential Mortgages	13,422,822	16%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	18,457,837	23%	21,273,793	27%
Total Real Estate	70,406,361	86%	71,180,476	89%

Commercial	9,463,140	12%	8,192,486	10%
Consumer	1,565,248	2%	1,328,283	2%
Gross loans	81,434,749	100%	80,701,245	100%
Less allowance for loan losses	(1,355,569)		(1,295,053)
Total loans, net	$80,079,180		$79,406,192

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations.  The allowance for loan losses for the six months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended June 30,
	2013	2012
Balance at beginning of the period	$1,295,053	$1,395,588
Provision for loan losses	185,000	368,671
Loans charged-off	(133,827)	(50,811)
Recoveries of loans previously charged-off	9,343	4,436
Balance at end of the period	$1,355,569	$1,717,884

The allowance for loan losses was $1,355,569 and $1,295,053 as of June 30, 2013 and December 31, 2012, respectively, and represented 1.66% and 1.58% of outstanding loans at June 30, 2013 and December 31, 2012, respectively.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected.  Management has determined that the Company had $4,546,442 and $4,207,769 in impaired loans at June 30, 2013 and December 31, 2012, respectively.  The valuation allowances related to impaired loans totaled $407,134 and $500,857 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, nonaccrual loans totaled $1,909,795 and $1,777,230, respectively.  Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits.  Total deposits as of June 30, 2013 and December 31, 2012 were $95,864,208 and $94,803,120, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the six months ended June 30, 2013 (annualized) and the year ended December 31, 2012.

	June 30, 2013		December 31, 2012
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$14,810,470	—%	$11,246,878	—%
Interest-bearing checking	5,601,569	0.17	4,876,694	0.15
Money market	44,617,527	0.39	48,859,665	0.57
Savings	1,108,476	0.23	1,122,765	0.23
Time deposits less than $100,000	13,089,220	0.89	16,851,152	1.02
Time deposits $100,000 and over	16,944,153	0.88	15,607,197	1.10

Total	$96,171,415	0.56%	$98,564,351	0.72%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $78,716,425 and $79,165,203 at June 30, 2013 and December 31, 2012, respectively. Our gross loan-to-deposit ratio was 84.95% and 85.13% at June 30, 2013 and December 31, 2012, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize wholesale certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix.  All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity.  These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans.  The investment portfolio is our principal source of secondary asset liquidity.  However, the availability of this source of funds is influenced by market conditions and pledging agreements.  Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities.  In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities.  We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000.  Availability on these lines of credit was $9,550,000 at June 30, 2013.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made.  The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them.  We are also required to purchase FHLB stock in a percentage of each advance.  At June 30, 2013 and December 31, 2012, we had $3,000,000 and $6,000,0000 outstanding, respectively.  The Bank borrowed the funds to reduce the cost of funds on money used to fund loans.  The Bank has remaining credit availability of $8,320,000 at the FHLB.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.  The following table shows the amounts outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$1,000,000	6/14/2013	9/13/2013	0.23%
$1,000,000	8/11/2011	8/12/2013	0.43%
$1,000,000	8/11/2011	8/11/2015	1.07%

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

At June 30, 2013, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes.  The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased.  These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion.  At June 30, 2013 and December 31, 2012, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 20.9% at June 30, 2013 compared to 22.9% as of December 31, 2012.  At June 30, 2013, $4,209,251 of our investment securities was pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2013.  We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $12,105,898 at June 30, 2013, a decrease of $343,197 from $12,449,095 at December 31, 2012.  The decrease is primarily due to a decrease in accumulated other comprehensive income of $602,271 combined with net income for the period of $319,680.

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

The following table sets forth the Bank’s capital ratios at June 30, 2013 and December 31, 2012:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital (to risk-weighted assets)	$12,920	16.51%	$6,261	8.00%	$7,826	10.00%
Tier 1 capital (to risk-weighted assets)	11,937	15.25%	3,130	4.00%	4,696	6.00%
Tier 1 capital (to average assets)	11,937	10.61%	4,500	4.00%	5,625	5.00%

December 31, 2012
Total capital (to risk-weighted assets)	$12,681	15.98%	$6,346	8.00%	$7,933	10.00%
Tier 1 capital (to risk-weighted assets)	11,676	14.72%	3,173	4.00%	4,760	6.00%
Tier 1 capital (to average assets)	11,676	10.18%	4,587	4.00%	5,733	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of June 30, 2013 and December 31, 2012, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate.  At June 30, 2013 and December 31, 2012, we had issued commitments to extend credit of approximately $11,179,000 and $10,159,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party.  The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation.  Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended.  The Company can seek recovery of the amounts paid from the borrower.  The majority of these standby letters of credit are unsecured.  Commitments under standby letters of credit are usually for one year or less.  At June 30, 2013 and December 31, 2012, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material.  There were standby letters of credit included in the commitments for $84,000 and $143,000 at June 30, 2013 and December 31, 2012, respectively.

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

Date: August 13, 2013	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the six months and three months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the six months and three months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements*.

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