Form 10-Q
period 2013-09-30
Congaree Bancshares Inc
filed 2013-11-13
CIK 1353523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

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

1,764,439 shares of common stock, $.01 par value per share, were issued and outstanding as of November 8, 2013.

Part I - Financial Information

Item 1. Financial Statements

Congaree Bancshares, Inc.

Consolidated Balance Sheets

	September 30, 2013 (unaudited)	December 31, 2012
Assets:
Cash and due from banks	$1,795,496	$2,483,503

Securities available-for-sale	24,925,996	23,463,551
Securities held-to-maturity (estimated fair value of $3,285,300 and $3,601,700 at September 30, 2013 and December 31, 2012, respectively)	3,483,540	3,506,154
Non-marketable equity securities	553,200	555,000
Loans receivable	79,412,508	80,701,245
Less allowance for loan losses	1,411,121	1,295,053
Loans, net	78,001,387	79,406,192

Premises, furniture and equipment, net	634,942	656,914
Accrued interest receivable	389,970	463,260
Other real estate owned	1,964,261	2,214,397
Other assets	1,099,747	704,639
Total assets	$112,848,539	$113,453,610
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,252,492	$15,083,493
Interest-bearing transaction accounts	5,632,529	5,065,488
Savings and money market	46,611,489	45,350,973
Time deposits $100,000 and over	15,118,299	15,637,917
Other time deposits	12,683,771	13,665,249
Total deposits	93,298,580	94,803,120

Federal funds purchased	320,700	—
Federal Home Loan Bank advances	7,000,000	6,000,000
Accrued interest payable	13,045	22,357
Other liabilities	248,791	179,038
Total liabilities	100,881,116	101,004,515

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 2,129 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,111,932	2,096,287
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at September 30, 2013 and December 31, 2012	167,118	169,414
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at September 30, 2013 and December 31, 2012	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(7,586,346)	(7,933,220)
Accumulated other comprehensive income (loss)	(431,249)	410,646

Total shareholders’ equity	11,967,423	12,449,095
Total liabilities and shareholders’ equity	$112,848,539	$113,453,610

 See notes to consolidated financial statements.

2

CONGAREE BANCSHARES, INC.

Consolidated Statements of Income

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$3,189,606	$3,460,174	$1,051,577	$1,111,209
Investment securities, taxable	471,547	567,014	148,277	177,308
Investment securities, non-taxable	2,203	—	—	—
Federal funds sold and other	10,554	1,426	2,015	767

Total interest income	3,673,910	4,028,614	1,201,869	1,289,284

Interest expense:
Time deposits $100,000 and over	109,243	132,469	34,902	41,470
Other deposits	217,616	366,180	67,426	110,453
Other borrowings	26,824	75,846	5,430	25,237

Total interest expense	353,683	574,495	107,758	177,160

Net interest income	3,320,227	3,454,119	1,094,111	1,112,124

Provision for loan losses	320,000	618,671	135,000	250,000

Net interest income after provision for loan losses	3,000,227	2,835,448	959,111	862,124

Noninterest income:
Service charges on deposit accounts	191,159	148,744	65,475	41,375
Residential mortgage origination fees	47,741	39,429	8,597	31,150
Gain on sale of securities	185,238	450,195	—	152,573
Other	13,142	108,354	3,798	32,121
Total noninterest income	437,280	746,722	77,870	257,219

Noninterest expenses:
Salaries and employee benefits	1,357,978	1,268,154	449,078	432,331
Net occupancy	415,392	407,677	135,617	139,579
Furniture and equipment	232,076	531,002	77,592	179,242
Professional fees	129,828	187,002	25,410	55,127
Regulatory fees and FDIC assessment	97,398	134,704	24,498	43,289
Net cost of operation of other real estate owned	178,546	288,179	8,729	55,732
Other operating	556,975	271,148	178,805	93,532

Total noninterest expense	2,968,193	3,087,866	899,729	998,832
Income before income taxes	469,314	494,304	137,252	120,511
Income tax benefit (expense)	(18,182)	335,555	(5,800)	(4,075)

Net income	451,132	829,859	131,452	116,436

Net accretion of preferred stock to redemption value	13,349	21,848	4,450	7,282
Preferred dividends	90,909	134,418	30,303	44,913

Net income available to common shareholders	$346,874	$673,593	$96,699	$64,241

Income per common share
Basic and diluted income per common share	$0.20	$0.38	$0.05	$0.04
Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

 See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Nine months ended September 30,
	2013	2012
Net Income	$451,132	$829,859
Other comprehensive income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $370,971 at September 30, 2013 and $286,131 at September 30, 2012.	(719,638)	555,386
Reclassification adjustment for gains included in net income, net of taxes of $62,981 at September 30, 2013 and $153,066 at September 30, 2012
	(122,257)	(297,129)
Other comprehensive income (loss)	$(841,895)	$258,257
Comprehensive Income (loss)	$(390,763)	$1,088,116

	Three months ended September 30,
	2013	2012
Net Income	$131,452	$116,436
Other comprehensive income, net of tax:
Unrealized holding gain (losses) on securities available for sale, net of taxes of $123,443 at September 30, 2013 and $82,051 at September 30, 2012.	(239,624)	158,758
Reclassification adjustment for gains included in net income, net of taxes of $52,215 at September 30, 2012
	—	(101,358)
Other comprehensive income (loss)	$(239,624)	$57,400
Comprehensive Income (loss)	$(108,172)	$173,836

  See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2013 and 2012 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465
Accretion of Series A discount on preferred stock		24,142				(24,142)		—
Amortization of Series B premium on preferred stock		(2,294)				2,294		—
Dividends on preferred stock						(134,418)		(134,418)
Net income						829,859		829,859
Other comprehensive income							258,257	258,257
Balance, September 30, 2012	3,449	$3,394,237	1,764,439	$17,644	$17,688,324	$(8,259,765)	$394,723	$13,235,163

Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Accretion of Series A discount on preferred stock		15,644				(15,644)		—
Amortization of Series B premium on preferred stock		(2,295)				2,295		—
Dividends on preferred stock						(90,909)		(90,909)
Net income						451,132		451,132
Other comprehensive loss							(841,895)	(841,895)
Balance, September 30, 2013	2,293	$2,279,050	1,764,439	$17,644	$17,688,324	$(7,586,346)	$(431,249)	$11,967,423

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities
Net income	$451,132	$829,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	320,000	618,671
Deferred income tax benefit	—	(355,000)
Depreciation and amortization expense	110,210	113,628
Discount accretion and premium amortization	79,244	92,920
Decrease in accrued interest receivable	73,290	122,858
Decrease in accrued interest payable	(9,312)	(11,706)
Gain from sale of securities available-for-sale	(185,238)	(450,195)
Write downs on other real estate owned	140,000	199,474
Loss on sales of other real estate owned	14,395	13,013
Decrease in other assets	38,844	54,663
Increase in other liabilities	69,753	151,231
Net cash provided by operating activities	1,102,318	1,379,416

Cash flow from investing activities
Purchase of securities available-for-sale	(9,686,435)	(19,274,737)
Purchase of securities held-to-maturity	—	(3,523,521)
Purchase of other investments	(135,000)	—
Proceeds from maturities, calls and paydowns of securities available-for-sale	579,286	7,930,436
Proceeds from sales of securities available-for-sale	6,497,467	15,370,049
Proceeds from sale and redemption of other investments	136,800	60,900
Net decrease in loans receivable	981,939	4,332,020
Purchase of premises, furniture and equipment	(88,238)	(56,958)
Proceeds from sale of other real estate owned	198,605	720,277
Net cash provided (used) by investing activities	(1,515,576)	5,558,466

Cash flow from financing activities
(Decrease) increase in noninterest-bearing deposits	(1,831,001)	1,894,142
Increase (decrease) in interest-bearing deposits	326,461	(5,535,481)
Increase (decrease) in borrowings from FHLB	1,000,000	(1,000,000)
Increase in Fed Funds Purchased	320,700	—
Dividends paid on preferred stock	(90,909)	(134,418)

Net cash used by financing activities	(274,749)	(4,775,757)

Net increase (decrease) in cash and cash equivalents	(688,007)	2,162,125

Cash and cash equivalents at beginning of the period	2,483,503	2,572,703

Cash and cash equivalents at end of the period	$1,795,496	$4,734,828

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$362,995	$586,201
Transfer of loans to other real estate	$102,864	$648,369

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2013.

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

Income Per Common Share

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options granted to certain key members of management and warrants granted to the U.S. Department of the Treasury (the “U.S. Treasury”) under the Capital Purchase Program (the “CPP”). The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. Options and warrants that are out-of-the-money are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

CONGAREE BANCSHARES, INC.

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the nine and three months ended September 30, 2013 and 2012:

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic net income per common share computation:
Net income available to common shareholders	$346,874	$673,593	$96,699	$64,241
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.20	$0.38	$0.05	$0.04

Diluted net income per common share computation:
Net income available to common shareholders	$346,874	$673,593	$96,699	$64,241
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.20	$0.38	$0.05	$0.04

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or September 30, 2013, and determined that a subsequent event occurred requiring accrual or disclosure.

The Company’s principal executive offices are located at 1201 Knox Abbot Drive, West Columbia, South Carolina and consist of approximately 14,362 square feet of leased space.  In June 2010, the Company entered into a sale-leaseback agreement for this property pursuant to which the Company sold the property to a third-party for $2.32 million and leased the property back from this entity.  On October 25, 2013, the Company purchased this property from the third-party for a purchase price of $2.33 million.

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

CONGAREE BANCSHARES, INC.

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

Loans Receivable – The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows at September 30, 2013 and December 31, 2012:

	Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013
Financial Instruments - Assets
Cash and due from banks	$1,795,496	$1,795,496	$1,795,496	$—	$—
Securities available-for-sale	24,925,996	24,925,996	—	24,925,996	—
Securities held-to-maturity	3,483,540	3,285,300	—	3,285,300	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	78,001,387	78,003,000	—	—	78,003,000
Accrued interest receivable	389,970	389,970	389,970	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	65,496,510	65,496,510	65,496,510	—	—
Time Deposits	27,802,070	27,923,000	—	27,923,000	—
Federal Home Loan Bank advances	7,000,000	7,014,000	—	7,014,000	—
Federal funds purchased	320,000	320,000	—	320,000	—
Accrued interest payable	13,045	13,045	13,045	—	—

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Financial Instruments – Assets:
Cash and due from banks	$2,483,503	$2,483,503	$2,483,503	$—	$—
Securities available-for-sale	23,463,551	23,463,551	—	23,463,551	—
Securities held-to-maturity	3,506,154	3,601,700	—	3,601,700	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	79,406,192	77,889,798	—	—	77,889,798
Accrued interest receivable	463,260	463,260	463,260	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	65,499,954	65,499,954	65,499,954	—	—
Time Deposits	29,303,166	29,560,448	—	29,560,448	—
Federal Home Loan Bank advances	6,000,000	6,024,081	—	6,024,081	—
Accrued interest payable	22,357	22,357	22,357	—	—

	September 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,093,000	$—	$10,158,860	$—
Financial standby letters of credit	48,000	—	143,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013 and December 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements – continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2013 and December 30, 2012.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$923,670	$—	$923,670	$—
Corporate bonds	995,685	—	995,685	—
Mortgage-backed securities	7,748,815	—	7,748,815	—
Small Business Administration Securities	10,874,061	—	10,874,061	—
State, county and municipals	4,383,765	—	4,383,765	—

Total assets	$24,925,996	$—	$24,925,996	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,000,520	$—	$1,000,520	$—
Corporate bonds	489,525	—	489,525
Mortgage-backed securities	2,751,142	—	2,751,142	—
Small Business Administration Securities	12,150,209	—	12,150,209	—
State, county and municipals	7,072,155	—	7,072,155	—

Total assets	$23,463,551	$—	$23,463,551	$—

There were no liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC.

Note 4 - Fair Value Measurements - continued

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,301,340	$—	$—	$3,301,340
Other real estate owned	1,964,261	—	—	1,964,261

Total assets	$5,265,601	$—	$—	$5,265,601

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,240,353	$—	$—	$3,240,353
Other real estate owned	2,214,397	—	—	2,214,397

Total assets	$5,454,750	$—	$—	$5,454,750

	Valuation Technique	Unobservable Input	General Range

Nonrecurring Measurements:
Collateral dependent impaired loans	Discounted appraisals	Collateral discounts and
		estimated costs to sell	0 – 10%
Other real estate owned	Discounted appraisals	Collateral discounts and
		estimated costs to sell	0 – 10%

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $3,555,143 at September 30, 2013 with a valuation allowance of $253,803.  Impaired loans had a carrying value of $3,527,660 at December 31, 2012 with a valuation allowance of $287,307.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1,964,261 at September 30, 2013 and $2,214,397 at December 31, 2012.  There was approximately $140,000 and $199,474 in write downs of other real estate owned during the nine months ended September 30, 2013 and 2012, respectively.

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2013
Government sponsored enterprises	$998,188	$—	$74,518	$923,670
Corporate bonds	979,141	16,544	—	995,685
Mortgage-backed securities	7,765,142	5,993	22,320	7,748,815
Small Business Administration Securities	11,345,008	13,977	484,924	10,874,061
State, county and municipal	4,492,173	31,818	140,226	4,383,765
	$25,579,652	$68,332	$721,988	$24,925,996

December 31, 2012
Government sponsored enterprises	$998,042	$2,478	$—	$1,000,520
Corporate bonds	474,486	15,039	—	489,525
Mortgage-backed securities	2,751,792	13,496	14,146	2,751,142
Small Business Administration Securities	11,867,028	301,391	18,210	12,150,209
State, county and municipal	6,750,012	337,508	15,365	7,072,155
	$22,841,360	$669,912	$47,721	$23,463,551

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2013
State, county and municipal	$3,483,540	$—	$198,240	$3,285,300
	$3,483,540	$—	$198,240	$3,285,300

December 31, 2012
State, county and municipal	$3,506,154	$95,546	$—	$3,601,700
	$3,506,154	$95,546	$—	$3,601,700

Proceeds from sales of available-for-sale securities were $6,497,467 and $15,370,049 for the nine month periods ended September 30, 2013 and 2012, respectively. Gross gains of $185,238 and $450,195 were recognized on those sales for the nine month periods ended September 30, 2013 and 2012, respectively. There were no losses recognized on those sales for the nine month periods ended September 30, 2013 and September 30, 2012.

There were no sales of available for sale securities for the three months ended September 30, 2013. Proceeds from sales of available-for-sale securities were $3,744,180 for the three months ended September 30, 2012. Gross gains of $152,573 were recognized on those sales for the three months ended September 30, 2012. There were no losses recognized on those sales for the three months ended September 30, 2012.

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities – continued

The amortized costs and fair values of investment securities at September 30, 2013, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$14,581	$14,685	$—	$—
Due after one through five years	7,679,119	7,685,655	—	—
Due after five through ten years	11,720,320	11,409,836	1,117,366	1,098,481
Due after ten years	6,165,632	5,815,820	2,366,174	2,186,819

Total securities	$25,579,652	$24,925,996	$3,483,540	$3,285,300

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at September 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$923,670	$74,518	$—	$—	$923,670	$74,518
Small Business
Administration securities	9,871,651	484,924	—	—	9,871,651	484,924
Mortgage-backed securities	1,938,581	22,320	—	—	1,938,581	22,320
Corporate Bonds	—	—	—	—
State, county and municipal	2,914,936	134,386	415,284	5,840	3,330,220	140,226
	$15,648,838	$716,148	$415,284	$5,840	$16,064,122	$721,988

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
Small Business Administration Securities	$1,521,165	$18,210	$—	$—	$1,521,165	$18,210
Mortgage-backed securities	1,011,241	14,146	—	—	1,011,241	14,146
State, county and municipal	1,248,054	15,365	—	—	1,248,054	15,365
	$3,780,460	$47,721	$—	$—	$3,780,460	$47,721

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2013	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$3,285,300	$198,240	$—	$—	$3,285,300	$198,240

	$3,285,300	$198,240	$—	$—	$3,285,300	$198,240

CONGAREE BANCSHARES, INC.

Note 5 - Investment Securities – continued

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

At September 30, 2013 and December 31, 2012, securities with estimated fair value of $4,092,380 and $4,204,110, respectively, were pledged to secure public deposits as required by law.

Note 6 – Loans Receivable

Major classifications of loans receivable at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,979,517	39%	$30,022,579	37%
Construction, Land Development & Other Land	8,213,894	10%	7,556,622	10%
Residential Mortgages	12,213,358	15%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	18,244,911	23%	21,273,793	26%
Total Real Estate	69,651,680	87%	71,180,476	88%

Commercial	8,369,842	11%	8,192,486	10%
Consumer	1,390,986	2%	1,328,283	2%
Gross loans	79,412,508	100%	80,701,245	100%
Less allowance for loan losses	(1,411,121)		(1,295,053)
Total loans, net	$78,001,387		$79,406,192

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

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$7,177,733	$29,455,694	$7,546,517	$1,326,443	$10,083,030	$16,234,158	$71,823,575
Special Mention	974,868	271,272	170,550	6,862	667,560	879,593	2,970,705
Substandard or Worse	217,241	1,252,551	496,827	57,681	1,462,768	1,131,160	4,618,228
Total	$8,369,842	$30,979,517	$8,213,894	$1,390,986	$12,213,358	$18,244,911	$79,412,508

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2012:

			Construction,
			Land,
			Development,
		Commercial	and			Residential
	Commercial	Real Estate	Other Land	Consumer	Residential	HELOCs	Total
Grade:
Pass	$6,979,557	$28,330,009	$6,718,502	$1,256,610	$10,330,147	$19,142,295	$72,757,120
Special mention	964,700	475,282	211,415	7,126	552,045	1,728,737	3,939,305
Substandard or worse	248,229	1,217,288	626,705	64,547	1,445,290	402,761	4,004,820

Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$80,701,245

The following is an aging analysis of our loan portfolio at September 30, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$50,420	$—	$49,398	$99,818	$8,270,024	$8,369,842	$—
Commercial Real Estate	335,227	—	18,733	353,960	30,625,557	30,979,517	—
Construction, Land Development, & Other Land	—	—	—	—	8,213,894	8,213,894	—
Consumer	—	—	—	—	1,390,986	1,390,986	—
Residential	510,843	28,915	284,516	824,274	11,389,084	12,213,358	—
Residential HELOC	93,574	249,787	—	343,361	17,901,550	18,244,911	—
Total	$990,064	$278,702	$352,647	$1,621,413	$77,791,095	$79,412,508	$—

The following is an aging analysis of our loan portfolio at December 31, 2012:

							Recorded
			Greater				Investment>
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Commercial	$866,402	$89,996	$5,344	$961,742	$7,230,744	$8,192,486	$—
Commercial real estate	156,159	—	566,492	722,651	29,299,928	30,022,579	—
Construction, land development and other land	88,380	—	—	88,380	7,468,242	7,556,622	—
Consumer	22,226	—	201,797	224,023	1,104,260	1,328,283	—
Residential	351,682	132,653	144,327	628,662	11,698,820	12,327,482	—
Residential HELOC	—	—	—	—	21,273,793	21,273,793	—

Total	$1,484,849	$222,649	$917,960	$2,625,458	$78,075,787	$80,701,245	$—

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following is an analysis of loans receivables on nonaccrual status as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Commercial	$183,211	$134,707
Commercial Real Estate	499,181	1,061,128
Construction, Land Development, & Other Land	—	—
Consumer	—	215,892
Residential	392,263	365,503
Residential HELOCs	—	—

Total	$1,074,655	$1,777,230

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we received approximately $919 and $90,986 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $67,440 and $75,403, respectively.

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(70,951)	(58,362)	—	(48,064)	(37,191)	—	—	(214,568)
Recoveries	9,439	—	—	—	798	399	—	10,636
Provision	84,784	22,237	16,306	6,016	47,279	39,438	103,940	320,000
Ending Balance	$182,856	$98,761	$107,460	$39,791	$302,219	$484,806	$195,228	$1,411,121
Ending Balances:
Individually evaluated for impairment	$28,479	$2,533	$—	$2,405	$242,456	$180,704	$—	$456,577
Collectively evaluated for impairment	$154,377	$96,228	$107,460	$37,386	$59,763	$304,102	$195,228	$954,544
Loans Receivable:
Ending Balance - Total	$8,369,842	$30,979,517	$8,213,894	$1,390,986	$12,213,358	$18,244,911	$—	$79,412,508
Ending Balances:
Individually evaluated for impairment	$217,241	$1,350,688	$496,827	$41,163	$1,588,854	$527,050	$—	$4,221,823
Collectively evaluated for impairment	$8,152,601	$29,628,829	$7,717,067	$1,349,823	$10,624,504	$17,717,861	$—	$75,190,685

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended September 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569
Charge Offs	(70,801)	(9,940)	—	—	—	—	—	(80,741)
Recoveries	894	—	—	—	—	399	—	1,293
Provision	92,997	14,323	1,230	(16,280)	39,236	(54,895)	58,389	135,000
Ending Balance	$182,856	$98,761	$107,461	$39,791	$302,218	$484,806	$195,228	$1,411,121
Ending Balances:
Individually evaluated for impairment	$28,479	$2,533	$—	$2,405	$242,456	$180,704	$—	$456,577
Collectively evaluated for impairment	$154,377	$96,228	$107,460	$37,386	$59,763	$304,102	$195,228	$1,008,005
Loans Receivable:
Ending Balance - Total	$8,369,842	$30,979,517	$8,213,894	$1,390,986	$12,213,358	$18,244,911	$—	$79,412,508
Ending Balances:
Individually evaluated for impairment	$217,241	$1,350,688	$496,827	$41,163	$1,588,854	$527,050	$—	$4,221,823
Collectively evaluated for impairment	$8,152,601	$29,628,829	$7,717,067	$1,349,823	$10,624,504	$17,717,861	$—	$75,190,685

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge Offs	—	(422,456)	(5,790)	(1,009)	(43,401)	(98,674)	—	(571,330)
Recoveries	1,400	919	—	—	3,516	—	—	5,835
Provision	(63,660)	437,637	(24,139)	6,118	(541)	240,818	22,437	618,671
Ending Balance	$194,571	$324,964	$154,981	$59,838	$143,512	$477,369	$93,528	$1,448,764
Ending Balances:
Individually evaluated for impairment	$90,423	$242,388	$19,922	$28,407	$81,628	$—	$—	$462,768
Collectively evaluated for impairment	$104,148	$82,576	$135,059	$31,432	$61,884	$477,369	$93,528	$985,996
Loans Receivable:
Ending Balance - Total	$10,079,339	$29,700,934	$7,710,297	$1,524,952	$11,918,824	$21,864,348	$—	$82,798,694
Ending Balances:
Individually evaluated for impairment	$215,579	$1,462,357	$965,765	$111,735	$1,109,327	$—	$—	$3,864,763
Collectively evaluated for impairment	$9,863,760	$28,238,577	$6,744,532	$1,413,217	$10,809,497	$21,864,348	$—	$78,933,931

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, and for the three months ended September 30, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$286,216	$306,845	$173,702	$50,400	$164,050	$534,594	$202,077	$1,717,884
Charge Offs	—	(420,836)	—	(1,009)	—	(98,674)	—	(520,520)
Recoveries	1,400	—	—	—	—	—	—	1,400
Provision	(93,045)	438,955	(18,721)	10,448	(20,538)	41,449	(108,549)	250,000
Ending Balance	$194,571	$324,964	$154,981	$59,838	$143,512	$477,369	$93,528	$1,448,764
Ending Balances:
Individually evaluated for impairment	$90,423	$242,388	$19,922	$28,407	$81,628	$—	$—	$462,768
Collectively evaluated for impairment	$104,148	$82,576	$135,059	$31,432	$61,884	$477,369	$93,528	$985,996
Loans Receivable:
Ending Balance - Total	$10,079,339	$29,700,934	$7,710,297	$1,524,952	$11,918,824	$21,864,348	$—	$82,798,694

Ending Balances:
Individually evaluated for impairment	$215,579	$1,462,357	$965,765	$111,735	$1,109,327	$—	—	$3,864,763
Collectively evaluated for impairment	$9,863,760	$28,238,577	$6,744,532	$1,413,217	$10,809,497	$21,864,348	$—	$78,933,931

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2012.

			Construction,
			Land
		Commercial	Development			Residential -
	Commercial	Real Estate	and Other Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Beginning balance	$256,831	$308,864	$184,910	$54,729	$183,938	$335,225	$71,091	$1,395,588
Charge-offs	(249,801)	(422,456)	(5,790)	(1,009)	(43,401)	(98,674)	—	(821,131)
Recoveries	2,490	919	—	—	3,516	—	—	6,925
Provisions	150,064	247,559	(87,966)	28,119	147,280	208,418	20,197	713,671

Ending balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053

Ending balances:
Individually evaluated for impairment	$19,017	$15,292	$—	$62,452	$221,941	$182,155	$—	$500,857

Collectively evaluated for impairment	$140,567	$119,594	$91,154	$19,387	$69,392	$262,814	$91,288	$794,196

Loans receivable:
Ending balance - total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$—	$80,701,245

Ending balances:
Individually evaluated for impairment	$169,951	$1,400,319	$504,027	$258,762	$1,356,291	$518,419	$—	$4,207,769

Collectively evaluated for impairment	$8,022,535	$28,622,260	$7,052,595	$1,069,521	$10,971,191	$20,755,374	$—	$76,493,476

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $88,081 and $226,458 in interest income on loans that were impaired during the quarter ending September 30, 2013 and year ended December 31, 2012, respectively.

At September 30, 2013, the Company had 25 impaired loans totaling $4,221,823 or 5.3% of gross loans. At December 31, 2012, the Company had 25 impaired loans totaling $4,207,769 or 5.2% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at September 30, 2013 or December 31, 2012. There were seven loans restructured or otherwise impaired totaling $1,738,940 not already included in nonaccrual status at September 30, 2013. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012.

During the quarter ended September 30, 2013, we received approximately $919 in interest income in relation to loans on non-accrual status and forgone interest was approximately $67,440. During the year ended December 31, 2012, we received approximately $90,986 in interest income in relation to loans on non-accrual status and foregone interest was approximately $75,403.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the nine months ended September 30, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,720	$43,720	$—	$80,503	$472
Commercial Real Estate	1,331,955	1,351,979	—	1,722,388	—
Construction, Land Development, & Other Land	496,827	496,827	—	499,522	18,940
Consumer	—	—	—	—	—
Residential	320,979	320,979	—	316,927	10,620
Residential HELOC	184,959	184,959	—	184,105	5,851

With an allowance recorded
Commercial	$173,521	$173,521	$28,479	$178,629	$1,836
Commercial Real Estate	18,733	201,017	2,533	175,000	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	41,163	41,163	2,405	42,011	943
Residential	1,267,875	1,273,985	242,456	1,269,113	43,959
Residential HELOC	342,091	471,403	180,704	343,105	6,297

Total
Commercial	$217,241	$217,241	$28,479	$259,132	$2,308
Commercial Real Estate	1,350,688	1,552,996	2,533	1,897,388	—
Construction, Land Development, & Other Land	496,827	496,827	—	499,522	18,940
Consumer	41,163	41,163	2,405	42,011	943
Residential	1,588,854	1,594,964	242,456	1,586,040	54,579
Residential HELOC	527,050	656,362	180,704	527,210	12,148
	$4,221,823	$4,559,553	$456,577	$4,811,303	$88,918

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the three months ended September 30, 2013:

	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$66,857	$—
Commercial Real Estate	1,348,791	—
Construction, Land Development, & Other Land	496,827	6,348
Consumer	—	—
Residential	318,756	1,395
Residential HELOC	184,959	1,981

With an allowance recorded
Commercial	$175,035	$612
Commercial Real Estate	17,945	—
Construction, Land Development, & Other Land	—	—
Consumer	41,397	—
Residential	1,267,786	15,021
Residential HELOC	342,429	3,193

Total
Commercial	$241,893	$612
Commercial Real Estate	1,366,737	—
Construction, Land Development, & Other Land	496,827	6,348
Consumer	41,397	—
Residential	1,586,543	16,417
Residential HELOC	527,388	5,174
	$4,260,784	$28,551

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the nine months ended September 30, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	339,748	339,748	—	341,186	20,774
Construction, Land Development, and Other Land	459,843	459,843	—	459,478	—
Consumer	—	—	—	—	—
Residential	723,550	723,550	—	729,790	36,555
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$215,579	$215,579	$90,423	$114,375	$4,456
Commercial Real Estate	1,122,609	1,651,278	242,388	1,643,713	57,683
Construction, Land Development, and Other Land	505,922	505,922	19,922	509,785	22,801
Consumer	111,735	241,047	28,407	108,855	2,032
Residential	385,777	385,777	81,628	385,439	16,164
Residential HELOC	—	—	—	—	—

Total
Commercial	$215,579	$215,579	$90,423	$114,375	$4,456
Commercial Real Estate	1,462,357	1,991,026	242,388	1,984,900	78,457
Construction, Land Development, and Other Land	965,765	965,765	19,922	969,263	22,801
Consumer	111,735	241,047	28,407	108,855	2,032
Residential	1,109,327	1,109,327	81,628	1,115,228	52,719
Residential HELOC	—	—	—	—	—
	$3,864,763	$4,522,744	$462,768	$4,292,621	$160,465

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the three months ended September 30, 2012:

	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—
Commercial Real Estate	340,256	6,956
Construction, Land Development, and Other Land	459,843	—
Consumer	—	—
Residential	724,425	33,025
Residential HELOC	—	—

With an allowance recorded
Commercial	$216,472	$4,456
Commercial Real Estate	1,303,886	56,271
Construction, Land Development, and Other Land	507,122	6,476
Consumer	112,330	1,422
Residential	385,561	7,848
Residential HELOC	—	—

Total
Commercial	$216,472	$4,456
Commercial Real Estate	1,644,142	63,228
Construction, Land Development, and Other Land	966,965	6,476
Consumer	112,330	1,422
Residential	1,109,986	40,872
Residential HELOC	—	—
	$4,049,895	$116,454

CONGAREE BANCSHARES, INC.

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2012.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance needed:
Commercial	$5,344	$5,344	$—	$7,130	$526
Commercial real estate	833,827	833,827	—	824,854	52,071
Construction, land development, and other land	504,027	504,027	—	508,496	29,249
Consumer	—	—	—	—	—
Residential	317,651	317,651	—	318,172	21,264
Residential HELOC	174,371	174,371	—	174,368	7,429

With an allowance recorded
Commercial	$164,607	$164,607	$19,017	$99,720	$2,604
Commercial real estate	566,492	1,107,104	15,292	1,071,194	31,626
Construction, land development, and other land	—	—	—	—	—
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,038,640	1,038,640	221,941	1,014,203	61,730
Residential HELOC	344,048	473,360	182,155	376,735	7,097

Total
Commercial	$169,951	$169,951	$19,017	$106,850	$3,130
Commercial real estate	1,400,319	1,940,931	15,292	1,896,048	83,697
Construction, land development,and other land	504,027	504,027	—	508,496	29,249
Consumer	258,762	258,762	62,452	259,719	12,862
Residential	1,356,291	1,356,291	221,941	1,332,375	82,994
Residential HELOC	518,419	647,731	182,155	551,103	14,526
Total	$4,207,769	$4,877,693	$500,857	$4,654,591	$226,458

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At September 30, 2013 and December 31, 2012, we had 14 loans totaling $2,597,496 and 14 loans totaling $2,639,229, respectively, which we considered to be TDRs. During the three and nine months ended September 30, 2013, we did not modify any loans that were considered to be TDRs. During the year ended December 31, 2012, we modified four loans that were considered to be TDRs. We modified the interest rate for two of these loans and the interest rate and term were modified for two of these loans.During the nine months ended September 30, 2012, we modified two loans that were considered to be TDRs. We extended the terms and lowered the interest rate for both loans. During the three months ended September 30, 2012, we did not modify any loans that were considered to be TDRs.

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

 CONGAREE BANCSHARES, INC.

There were no TDRs identified within the previous twelve months that defaulted in the three or nine months ended September 30, 2013. There was one TDR identified within the last 12 months totaling $88,244 that defaulted during the three and nine months ended September 30, 2012.

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the nine months ended September 30, 2013 and the year ended December 31, 2012 are summarized below:

	2013	2012
Balance, beginning of period	$2,214,397	$3,181,559
Additions	102,864	1,127,537
Sales	(213,000)	(1,829,688)
Write downs	(140,000)	(265,011)
Balance, end of period	$1,964,261	$2,214,397

Note 8 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

On January 9, 2009, as part of the CPP established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2009, the Company entered into a Letter Agreement with the U.S. Treasury dated January 9, 2010, pursuant to which the Company issued and sold to the U.S. Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant (the “Warrant”) to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01 per share, for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised. The Series A Preferred Stock has a dividend rate of 5% for the first five years and 9% thereafter. The Series B Preferred Stock has a dividend rate of 9% per year.

On October 31, 2012, the U.S. Treasury sold its shares of Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in shares of Series A Preferred Stock will save the Company $57,800 annually in dividend expenses.

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

CAUTIONARY WARNING REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2012 filed with the SEC, and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	credit losses due to loan concentration;
•	restrictions or conditions imposed by our regulators on our operations;
•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in deposit flows;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	increased cyber security risk, including potential business disruptions or financial losses;
•	changes in technology;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	the rate of delinquencies and amounts of loan charge-offs;
•	the rates of loan growth;
•	changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;
•	our ability to maintain effective internal control over financial reporting;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

CONGAREE BANCSHARES, INC.

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

Overview

The following discussion describes our results of operations for the nine and three month periods ended September 30, 2013 and 2012 and also analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012.

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

Results of Operations

Nine and three months ended September 30, 2013 and 2012

General

The Company recorded net income, after tax provision, of $451,132 and net income available to common shareholders of $346,874 for the nine months ended September 30, 2013, compared to net income, after tax provision, of $829,859 and net income available to common shareholders of $673,593 for the nine months ended September 30, 2012.  Basic earnings per share were $0.20 for the first nine months of 2013 compared to income per share of $0.38 in the first nine months of 2012.  The decrease in net income as compared to the same period in 2012 is primarily attributable to the Bank not recording a tax benefit in 2013 as compared to recording a tax benefit of approximately $350,000 in 2012 resulting from the partial reversal of the valuation allowance against the Company’s deferred tax asset. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed in prior years.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.  For the period ended September 30, 2013, our net interest margin was 4.15% compared to 4.08% at September 30, 2012.

The Company recorded net income, after tax provision, of $131,452 and net income available to common shareholders of $96,699 for the three months ended September 30, 2013, compared to net income, after tax provision, of $116,436 and net income available to common shareholders of $64,241 for the three months ended September 30, 2012.  Basic earnings per share were $0.05 and $0.04 for the third quarter of 2013 and 2012, respectively.

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2013 and 2012 were 4.15% and 4.08%, respectively.  Our annualized net interest margins for the three months ended September 30, 2013 and 2012 were 4.18% and 3.94%, respectively.

Net interest income was $3,320,227 during the nine months ended September 30, 2013, compared to $3,454,119 for the same period in 2012.  Interest income of $3,673,910 for the nine months ended September 30, 2013 included $3,189,606 on loans, $473,750 on investment securities and $10,554 on federal funds sold and other.  This represented a decrease of $354,704 in interest income for the nine months ended September 30, 2013 compared to the same period last year which was primarily due to a 4.9% reduction in the average loan portfolio. Total interest expense of $353,683 for the nine months ended September 30, 2013 included $326,859 related to deposit accounts and $26,824 on FHLB advances and other borrowings. Interest expense decreased from $574,495 for the nine months ended September 30, 2012 to $353,683 for the nine months ended September 30, 2013, largely due to a 9.1% decrease in the average interest bearing deposits.

Net interest income was $1,094,111 for the quarter ended September 30, 2013, compared to $1,112,124 for the same period in 2012. Interest income of $1,201,869 for the quarter ended September 30, 2013 included $1,051,577 on loans, $148,277 on investment securities and $2,015 on federal funds sold and other. Total interest expense of $107,758 for the quarter ended September 30, 2013 included $102,328 related to deposit accounts and $5,430 on FHLB advances and other borrowings.

CONGAREE BANCSHARES, INC.

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

Our provision for loan losses for the nine months ended September 30, 2013 was $320,000, a decrease of $298,671, or 48.3%, from our provision of $618,671 for the nine months ended September 30, 2012. Our provision for loan losses for the three months ended September 30, 2013 was $135,000, a decrease of $115,000, or 46.0%, from our provision of $250,000 for the three months ended September 30, 2012. The lower provision for loan losses during the 2013 period relates primarily to the overall improvement in the credit quality of our loan portfolio during the first nine months of 2013. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2013 was $437,280 compared to $746,722 for the same period in 2012. Noninterest income for the nine months ended September 30, 2013 consisted primarily of service charges on deposit accounts of $191,159, gains on sale of investment securities of $185,238, and mortgage loan origination fees of $47,741. Noninterest income for the nine months ended September 30, 2012 consisted primarily of service charges on deposit accounts of $148,744, gains on sale of investment securities of $450,195, and mortgage loan origination fees of $39,429. The decrease of $309,442 in noninterest income compared to the same period in 2012 is primarily the result of a decrease in one-time gains on the sale of securities of $264,957.

Noninterest income for the three months ended September 30, 2013 was $77,870, compared to $257,219 for the three months ended September 30, 2012.  Noninterest income for the quarter ended September 30, 2013 consisted primarily of service charges on deposit accounts and mortgage loan origination fees. The decrease of $179,349 in noninterest income compared to the same period in 2012 is primarily the result of a decrease in one-time gains on the sale of investment securities of $152,573 during 2013.

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

For example, the Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In accordance with the requirements set forth under the Dodd-Frank Act, in June 2011, the Federal Reserve approved a final rule which caps an issuer’s base interchange transaction fee at 21 cents per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Although the rule does not apply to institutions with less than $10 billion in assets, such as our Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. Our ATM/debit card fee income is included in other noninterest income and was $98,269 and $79,925 for the nine months ended September 30, 2013 and 2012, respectively.

CONGAREE BANCSHARES, INC.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2013 and 2012.

	Nine months ended		Three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation and benefits	$1,357,978	$1,268,154	$449,078	$432,331
Occupancy and equipment	647,468	504,739	213,209	169,373
Data processing and related costs	226,432	433,940	79,443	149,448
Marketing, advertising and shareholder communications	61,375	48,245	18,071	14,067
Legal and audit	125,422	175,937	24,161	52,944
Other professional fees	4,406	11,065	1,249	2,183
Supplies, postage and telephone	45,305	53,042	13,694	18,024
Insurance	32,706	27,367	10,902	9,240
Credit related expenses	5,493	3,142	2,527	831
Regulatory fees and FDIC insurance	97,398	134,704	24,498	43,289
Net cost of operations of real estate owned	178,546	288,179	8,729	55,732
Other	185,664	139,352	54,168	51,370
Total noninterest expense	$2,968,193	$3,087,866	$899,729	$998,832

The most significant component of noninterest expense is compensation and benefits, which totaled $1,357,978 for the nine months ended September 30, 2013, compared to $1,268,154 for the nine months ended September 30, 2012. Regulatory fees and FDIC insurance decreased from $134,704 for the nine months ended September 30, 2012 to $97,398 for the nine months ended September 30, 2013 due to a change in the assessment base used to calculate the fees. Other real estate expenses decreased from $288,179 for the nine months ended September 30, 2012, to $178,546 for the nine months ended September 30, 2013 as a result of a decrease in other real estate owned. Regulatory fees and FDIC assessment decreased from $43,289 for the three months ended September 30, 2012 to $24,498 for the three months ended September 30, 2013, primarily due to a change in the assessment base used to calculate the fees. Other real estate expenses decreased from $55,732 for the three months ended September 30, 2012, to $8,729 for the three months ended September 30, 2013 as a result of a decrease in other real estate owned.

Income Tax Benefit

The Company reported taxable income for the nine months ended September 30, 2013 and 2012. We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax benefit or expense.  Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.  Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets.  These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.   No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.  We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non-deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. We have partially reversed the valuation allowance related to the Company’s deferred tax asset.  The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in the nine months ended September 30, 2012.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods.

CONGAREE BANCSHARES, INC.

Balance Sheet Review

General

At September 30, 2013, total assets were $112,848,539, compared to $113,453,610 at December 31, 2012, a decrease of $605,071, or 0.53%. The decrease in assets resulted from a decrease in net loans of $1,404,805, a decrease other real estate owned of $250,136, and a decrease in cash and cash equivalents of approximately $688,007, partially offset by an increase in securities available for sale of $1,463,445. Gross loans totaled $79,412,508 and cash and cash equivalents were $1,795,496 at September 30, 2013.

Deposits totaled $93,298,580 at September 30, 2013 and $94,803,120 at December 31, 2012. FHLB advances were $7,000,000 and $6,000,000 at September 30, 2013 and December 31, 2012, respectively. Shareholders’ equity was $11,967,423 and $12,449,095 at September 30, 2013 and December 31, 2012, respectively.

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2013 were $79,412,508, or 74.2% of interest-earning assets and 70.3% of total assets, compared to $80,701,245, or 74.9% of interest-earning assets and 71.1% of total assets, at December 31, 2012. Several factors attributed to the reduction in loans for the current period. Those factors, such as weak loan demand, increased competition for qualified borrowers, and increased portfolio amortization due to its age, continue to create challenges to the growth of the loan portfolio.

Loans secured by real estate mortgages comprised approximately 87% of loans outstanding at September 30, 2013 and 89% at December 31, 2012. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 80%. Commercial loans and lines of credit represented approximately 11% and 10% of our loan portfolio at September 30, 2013 and December 31, 2012, respectively. Our construction and development loans represented approximately 10% of our loan portfolio at September 30, 2013 and December 31, 2012.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,979,517	39%	$30,022,579	37%
Construction, Land Development, & Other Land	8,213,894	10%	7,556,622	10%
Residential Mortgages	12,213,358	15%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	18,244,911	23%	21,273,793	27%
Total Real Estate	69,651,680	87%	71,180,476	89%

Commercial	8,369,842	11%	8,192,486	10%
Consumer	1,390,986	2%	1,328,283	2%
Gross loans	79,412,508	100%	80,701,245	100%
Less allowance for loan losses	(1,411,121)		(1,295,053)
Total loans, net	$78,001,387		$79,406,192

CONGAREE BANCSHARES, INC.

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses for the nine months ended September 30, 2013 and 2012 is presented below:

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of the period	$1,295,053	$1,395,588
Provision for loan losses	320,000	618,671
Loans charged-off	(214,568)	(571,330)
Recoveries of loans previously charged-off	10,636	5,835
Balance at end of the period	$1,411,121	$1,448,764

The allowance for loan losses was $1,411,121 and $1,295,053 as of September 30, 2013 and December 31, 2012, respectively, and represented 1.78% and 1.58% of outstanding loans at September 30, 2013 and December 31, 2012, respectively.

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

CONGAREE BANCSHARES, INC.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $4,221,823 and $4,207,769 in impaired loans at September 30, 2013 and December 31, 2012, respectively. The valuation allowances related to impaired loans totaled $456,577 and $500,857 at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, nonaccrual loans totaled $1,074,655 and $1,777,230, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

CONGAREE BANCSHARES, INC.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of September 30, 2013 and December 31, 2012 were $93,298,580 and $94,803,120, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the nine months ended September 30, 2013 (annualized) and the year ended December 31, 2012.

	September 30, 2013		December 31, 2012
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$14,508,169	—%	$11,246,878	—%
Interest-bearing checking	5,694,296	0.17	4,876,694	0.15
Money market	44,520,229	0.37	48,859,665	0.57
Savings	1,124,567	0.23	1,122,765	0.23
Time deposits less than $100,000	12,975,314	0.87	16,851,152	1.02
Time deposits $100,000 and over	16,472,032	0.89	15,607,197	1.10

Total	$95,294,607	0.54%	$98,564,351	0.72%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $78,180,281 and $79,165,203 at September 30, 2013 and December 31, 2012, respectively. Our loan-to-deposit ratio was 85.12% and 85.13% at September 30, 2013 and December 31, 2012, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize wholesale certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits and IRAs.

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $9,550,000. Availability on these lines of credit was $9,229,300 at September 30, 2013.

 CONGAREE BANCSHARES, INC.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At September 30, 2013 and December 31, 2012, we had $7,000,0000 outstanding, The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $15,220,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amounts outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate
$ 1,000,000	8/11/2011	8/11/2015	1.07%
$ 1,000,000	8/12/2013	8/12/2014	0.30%
$ 2,500,000	9/24/2013	9/24/2015	0.51%
$ 2,500,000	9/24/2013	9/23/2016	0.95%

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

At September 30, 2013, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $3,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At September 30, 2013, the Bank had borrowed $320,700 on these lines. At December 31, 2012, there were no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 23.7% at September 30, 2013 compared to 22.9% as of December 31, 2012. At September 30, 2013, $4,092,380 of our investment securities was pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2013. We plan to continue reducing wholesale time deposits as cash balances, retail deposit growth and operating needs allow.

Capital Resources

Total shareholders’ equity was $11,967,423 at September 30, 2013, a decrease of $481,672 from $12,449,095 at December 31, 2012. The decrease is primarily due to a decrease in accumulated other comprehensive income of $841,895 combined with net income for the period of $451,132.

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

The following table sets forth the Bank’s capital ratios at September 30, 2013 and December 31, 2012:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital (to risk-weighted assets)	$13,062	16.17%	$6,464	8.00%	$8,080	10.00%
Tier 1 capital (to risk-weighted assets)	12,038	14.90%	3,232	4.00%	4,848	6.00%
Tier 1 capital (to average assets)	12,038	11.09%	4,340	4.00%	5,426	5.00%

December 31, 2012
Total capital (to risk-weighted assets)	$12,681	15.98%	$6,346	8.00%	$7,933	10.00%
Tier 1 capital (to risk-weighted assets)	11,676	14.72%	3,173	4.00%	4,760	6.00%
Tier 1 capital (to average assets)	11,676	10.18%	4,587	4.00%	5,733	5.00%

Under the Bank’s current regulatory restrictions, we are required to achieve and maintain Total Risk Based capital at least equal to 10% of risk-weighted assets and Tier 1 capital at least equal to 8% of total assets. As of September 30, 2013 and December 31, 2012, the Bank was considered to be in compliance with the minimum capital requirements established in the regulatory restrictions.

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

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

CONGAREE BANCSHARES, INC.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At September 30, 2013 and December 31, 2012, we had issued commitments to extend credit of approximately $12,093,000 and $10,159,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2013 and December 31, 2012, the Company had recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $48,000 and $143,000 at September 30, 2013 and December 31, 2012, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CONGAREE BANCSHARES, INC.

Part II - Other Information

Item 1. Legal Proceedings

We are a party to claims and lawsuits arising in the course of normal business activities. Management is not aware of any material pending legal proceedings against the Company which, if determined adversely, the Company believes would have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Item 1. A Risk Factors

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

Date: November 13, 2013	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer
(Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.
-40-