Form 10-K
period 2013-12-31
Congaree Bancshares Inc
filed 2014-03-28
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $6,013,632 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2014
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 22, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
  restrictions or conditions imposed by our regulators on our operations;
  our efforts to raise capital or otherwise increase our regulatory capital ratios;
  our ability to retain our existing customers, including our deposit relationships;
  changes in deposit flows;
  increases in competitive pressure in the banking and financial services industries;
  changes in the interest rate environment, which could reduce anticipated or actual margins;
  our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
  changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
  general economic conditions resulting in, among other things, a deterioration in credit quality;
  changes occurring in business conditions and inflation;
  changes in access to funding or increased regulatory requirements with regard to funding;
  increased cybersecurity risk, including potential business disruptions or financial losses;
  changes in technology;
  our current and future products, services, applications and functionality and plans to promote them;
  changes in monetary and tax policies;
  the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
  the rate of delinquencies and amounts of loan charge-offs;
  the rates of loan growth;
  the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;
  our reliance on available secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;
  our ability to maintain effective internal control over financial reporting;
  adverse changes in asset quality and resulting credit risk-related losses and expenses;
  changes in monetary and tax policies;
  loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;
  changes in the securities markets; and
  other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (“SEC”).

We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations will be achieved. We undertake no obligation to update or otherwise revise any forward-looking statements.

General

Congaree Bancshares, Inc. (the “Company”) is a South Carolina corporation organized in November 2005 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to own and control all of the capital stock of Congaree State Bank (the “Bank”). The Bank opened for business on October 16, 2006. The Bank currently maintains a main office located at 1201 Knox Abbott Drive, Cayce, South Carolina and a second office located at 2023 Sunset Boulevard, West Columbia, South Carolina.

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2013, our consolidated total assets were $112,538,793, our consolidated total loans were $77,962,461, our consolidated total deposits were $91,130,457, and our consolidated total shareholders’ equity was approximately $12,408,617.

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

Location and Service Area

Our primary service area consists of Lexington and Richland Counties, South Carolina, with a primary focus on an area within a 15 mile radius of our main office in West Columbia, South Carolina. Our Sunset office is located in West Columbia on a major artery that connects Columbia with Lexington. The office is located approximately one mile east of the Lexington Medical Center and provides excellent visibility for the Bank.

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

Our primary service area has also experienced solid population growth. From 2000 to 2010, Lexington County’s population increased by 21.5% (an increase of 46,377 people), for a ranking of sixth among the 46 counties in South Carolina in terms of population growth over the last decade. Based on a 2010 estimate, Lexington County ranks sixth as far as the largest counties, amongst the top ten in the State. In 2010, Lexington County had a total of 262,391 residents. According to the most recent data published by the FDIC, as of June 30, 2013, the Bank maintained a 2.79% deposit market share in Lexington County. As of June 30, 2013, our market share in Cayce, South Carolina is 13.14% and our market share in West Columbia, South Carolina is 12.45%.

Despite being in what we believe is one of the best markets in South Carolina, we may be particularly sensitive to changes in the state and local economies. South Carolina has not been immune to the economic challenges of the past several years. Unemployment has been rising in our markets and property values have declined. Continued higher levels of unemployment will continue to impact credit quality. As a result, we are spending significant time on credit solutions for our customers and managing and disposing of real estate acquired in settlement of loans as effectively as possible. The weakening in the state and local economies has impacted our loan demand and, to a lesser extent, available deposits.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

Lending Activities

We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s primary service area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers. At December 31, 2013, we had gross loans of $79,406,192, representing 70.6% of our total assets.

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

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. As of December 31, 2013, our allowance for loan losses was approximately 1.64% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. As of December 31, 2013, loans secured by first or second mortgages on real estate made up approximately $66,964,944, or 86% of our loan portfolio. These loans will generally fall into one of two categories, commercial real estate and residential home equity lines of credit, but also include residential real estate. These categories are discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The Bank will generally charge an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we typically do not advance more than regulatory limits. Loans originated which exceed supervisory guidelines are typically limited to borrowers that exhibit a capacity for repayment that exceeds bank policy. While the bank can advance funds in excess of supervisory guidelines, there are regulatory limits on those advances. The aggregate amount of all loans in excess of the supervisory loan-to-value limits should not exceed 100% of total capital. Within the aggregate limit, total loans for all commercial, agricultural, multifamily or other non-1-to-4 family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. As of December 31, 2013 non-1-to-4 family residential loans equaled 10% of total capital and all loans in excess of supervisory guidelines equaled 34% of total capital. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance, if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Real Estate - Mortgage. Loans secured by real estate mortgages are the principal component of our loan portfolio. These loans generally fall into one of three categories: residential real estate loans, residential home equity lines of credit, and commercial real estate loans.

•	Residential Real Estate Loans. At December 31, 2013, our individual residential real estate loans ranged in size from $3,485 to $1,084,103, with an average loan size of approximately $126,172. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank. At December 31, 2013, residential real estate loans (other than construction loans) totaled $12,617,198, or 16% of our loan portfolio.

•	Residential Home Equity Lines of Credit. At December 31, 2013, our individual residential home equity lines of credit ranged in principal balances from $0 to $611,999, with an average principal balance of approximately $66,622. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate home equity lines of credit. These loans are generally secured by a first or second mortgage on the borrower’s primary residence. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. The Bank has obtained private mortgage insurance on second mortgage loans that exceeded supervisory guidelines at the inception of the loan. At December 31, 2013, the principal balance of residential home equity lines of credit totaled $17,388,327, or 22% of our loan portfolio.

•	Commercial Real Estate Loans. At December 31, 2013, our individual commercial real estate loans ranged in size from $150 to $1,265,304, with an average loan size of approximately $266,303. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease and thereby be unable to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request. At December 31, 2013, commercial real estate loans (other than construction loans) totaled $28,760,723, or 37% of our loan portfolio.

•	Real Estate – Construction, Land Development & Other Land. We offer adjustable and fixed rate land acquisition loans to consumers and commercial borrowers who wish to obtain land for their own use. We also offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible. At December 31, 2013, total construction, land development, and other land loans amounted to $8,198,696, or 11% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk. Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less. At December 31, 2013, commercial loans amounted to $9,703,862, or 12% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, and debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,293,655 or 2% of our loan portfolio.

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

Employees

As of December 31, 2013, we had 24 full-time employees and four part-time employees. We believe that our relations with our employees are good.

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

Recent Legislative and Regulatory Developments

Markets in the U.S. and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and has caused an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, changes the oversight and supervision of financial institutions, includes new minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The Dodd-Frank Act is focused in large part on the financial services industry, particularly bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

•	Minimum Leverage and Risk-Based Capital Requirements. Under the Dodd-Frank Act, the appropriate federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•	Deposit Insurance Modifications. The Dodd-Frank Act modifies the FDIC’s assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raises the standard maximum insurance amount to $250,000.

•	Creation of New Governmental Authorities. The Dodd-Frank Act creates various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The Dodd-Frank Act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws, although the authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. Accordingly, the CFPB may participate in examinations of the Bank, which currently has assets of less than $10 billion. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•	Executive Compensation and Corporate Governance Requirements. The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the company’s named executive officers. In addition, if such companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules:

o	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and
o	requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

The Dodd-Frank Act also authorizes the SEC to issue rules allowing shareholders to include their own nominations for directors in a company’s proxy solicitation materials. Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing recommended capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the Basel Committee and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule begin to phase in on January 1, 2015 for covered banking organizations such as the Company. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);
•	a total risk-based capital ratio of 8% (unchanged from current requirements); and
•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and could operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The ultimate impact of the rule on the Bank is currently being reviewed and is dependent upon when certain requirements of the rule will be fully phased in. While the rule contains several provisions that would affect the mortgage lending business, at this point we cannot determine the ultimate effect that the rule will have upon our earnings or financial position.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations (“CDOs”) issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. We currently do not hold any of the exempted CDOs. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

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

In addition, since the Company is legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “Congaree State Bank – Dividends.”

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

As of December 31, 2013, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises – Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, when full phased in, Basel III will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 7, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule.

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

Insurance of Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.   As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the bank’s regulator an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2013 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden from purchasing low quality assets from an affiliate.

The Dodd-Frank Act expanded the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Beginning in the second half of 2007 and continuing through 2013, the financial markets were beset by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a significant decline in the value of real estate. As of December 31, 2013, approximately 86% of our loans were secured by real estate mortgages. The real estate collateral for these loans provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. A further weakening of the real estate market in our market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholder’s equity could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending. As of December 31, 2013, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 37%; construction, land development and other land 11%; and commercial 12%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2013, we had a total of $4,411,119 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2013, we had $3,094,270 in commercial loans that exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2013, commercial business loans comprised 12% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009. Rates remained steady for 2012 and 2013. In 2011, the Federal Reserve announced its intentions to attempt to maintain low interest rates. Approximately 44.4% of our loans were variable rate loans at December 31, 2013. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates. Accordingly, increases in interest rates may reduce our net interest income. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Increased nonperforming loans and the decrease in interest rates reduced our net interest income during 2013 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our primary market areas. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on our business, including:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim final rule.” These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rules adjust all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction is required.

Beginning in 2015, the minimum capital requirements for the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Over the course of 2013, the CFPB has issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. Given the current disruption in the financial markets, we expect that the government will continue to pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

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

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. As December 31, 2013, our borrowing capacity with the Federal Home Loan Bank was $22,560,000 of which $15,560,000 is available. Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands. If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

The federal banking agencies are likely to issue new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have said that they intend to adopt such liquidity standards, although they have not yet proposed a rule. New rules could restrict our operations by compelling us to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

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

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Our continued operations and future growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued operations, including any additional growth, we may need to raise additional capital. In addition, we intend to redeem the Series A Preferred Stock and we may need to raise additional capital to do so. Our ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside our control, and our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to continue our current operations or further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

The Preferred Stock impacts net income available to our common shareholders and earnings per common share.

On October 31, 2012, the Treasury sold its Series A Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. Because we did not redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $121,210 annually) to 9.0% per annum (approximately $206,370 annually). The dividends declared on the Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices consist of approximately 4,100 square feet of space at 1201 Knox Abbot Drive, Cayce, South Carolina, which we had previously owned prior to entering into a sale-leaseback transaction in 2010 and subsequently repurchased during 2013. We have a leased branch located at 2023 Sunset Boulevard, West Columbia, South Carolina. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our premises. We believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2013	High	Low
First Quarter	$4.00	$2.25
Second Quarter	4.15	4.00
Third Quarter	4.55	4.00
Fourth Quarter	4.35	3.85

2012	High	Low
First Quarter	$2.40	$1.25
Second Quarter	2.70	2.25
Third Quarter	2.70	2.05
Fourth Quarter	2.80	2.05

 As of March 6, 2014, there were 1,764,439 shares of common stock outstanding held by approximately 1,704 shareholders of record.

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

As noted above, on October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,000 which is comprised of a decrease in preferred stock of $1,135,000 and a $181,000 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in preferred shares will save the Company $104,040 annually in dividend expenses, assuming a full year of dividend expense at the current 9% dividend rate.

The following table sets forth equity compensation plan information at December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	71,819	$10.00	191,819

Equity compensation plans not approved by security holders (2)	90,000	$10.00	—
Total	161,819	$10.00	191,819

(1)	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

(2)	In connection with our formation, each of our organizers received, at no cost to them, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering, up to a maximum of 10,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion describes our results of operations for the years ended December 31, 2013 and 2012, analyzes our financial condition as of December 31, 2013 and identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Our net income was $1,022,759 and $1,016,983 for the years ended December 31, 2013 and 2012, respectively. Income before income tax benefit was $581,112 for the year ended December 31, 2013, a decrease of $104,391, compared to income before tax benefit of $685,503 for the year ended December 31, 2012. The decrease in income before income taxes in 2013 resulted from a decrease of $328,082 in noninterest income and a decrease of $199,256 in net interest income. Noninterest expense decreased from $4,090,251 for the year ended December 31, 2012 to $3,975,975 for the year ended December 31, 2013. We also recorded a provision for loan losses of $405,000 and $713,671 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, total assets were $112,538,793 compared to $113,453,610 at December 31, 2012, for a decrease of $914,817, or 0.81%. The decrease in assets resulted from a decrease in our loan portfolio of $2,738,784 in 2013. Interest-earning assets comprised approximately 92.7% and 93.9% of total assets at December 31, 2013 and December 31, 2012, respectively. Gross loans totaled $77,962,461 at December 31, 2013, a decrease of $2,738,784, or 3.4%, from $80,701,245 at December 31, 2012. The reduction in gross loans was the result of our plan to reduce our overall risk profile, specifically to reduce the overall size of the balance sheet, in order to increase our capital ratios. We are actively seeking to improve our credit quality and preserve capital. In addition, we transferred loans in the amount of $251,386 to other real estate owned during the year ended December 31, 2013, compared to $1,127,537 in the year ended December 31, 2012. Investment securities were $27,674,417 at December 31, 2013, an increase of $149,712, or 0.54%, from $27,524,705 at December 31, 2012. There was no investment in overnight federal funds at December 31, 2013 and 2012.

Deposits totaled $91,130,457 at December 31, 2013, a $3,672,663, or 3.87%, decrease from $94,803,120 at December 31, 2012. Shareholders’ equity was $12,408,617 and $12,449,095 at December 31, 2013 and December 31, 2012, respectively.

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

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the current economic downturn. Beginning in 2008, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. Portfolio-wide delinquencies remained at an elevated level throughout 2013. The Bank’s management continues to aggressively manage the level and number of delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in real estate loans.

As of December 31, 2013, approximately 86% of our loans had real estate as a primary or secondary component of collateral. Included in our loans secured by real estate, we have approximately $8,198,696 of construction, land development and other land loans as of December 31, 2013, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use. Additionally, $1,104,759 of all construction, land development, and other land loans are single family residential construction loans intended for use as a primary residence.

Non-performing assets decreased during the year ended December 31, 2013.  As of December 31, 2013, our non-performing assets equaled $2,800,181, or 2.48% of assets, as compared to $3,991,627, or 3.52% of assets, as of December 31, 2012.  For the year ended December 31, 2013, we recorded a provision for loan losses of $405,000 and net loan charge-offs of $387,742, or 0.50% of average loans, as compared to a $713,671 provision for loan losses and net loan charge-offs of $814,206, or 0.97% of average loans, for the year ended December 31, 2012.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2013, included herein. Management has discussed these critical accounting policies with the audit committee.

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

Net interest income was $4,386,770 for the year ended December 31, 2013, a decrease of $199,256 or 4.3% over net interest income of $4,586,026 for the year ended December 31, 2012. Interest income of $4,852,990 for the year ended December 31, 2013 included $4,189,350 on loans, $650,798 on investment securities and $12,842 on federal funds sold and nonmarketable equity securities. Loan interest and related fees decreased $380,745, or 8.3%, during 2013, due to a decrease in the loan portfolio volume and interest rates. Total interest expense of $466,220 for the year ended December 31, 2013 included $424,282 related to deposit accounts and $41,938 on federal funds purchased and FHLB borrowings. Interest expense on deposits decreased $208,386, or 32.9%, during 2013 due to the decrease in deposit rates and volume during 2013.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$101	$—	—	$553	$1	0.18%	$4,674	$13	0.28%
Investment securities and FHLB stock	26,684	664	2.48%	27,712	749	2.70%	26,390	757	2.87%
Loans receivable(1)	79,925	4,189	5.24%	84,093	4,570	5.43%	87,807	4,863	5.54%

Total earning assets	106,710	4,853	4.55%	112,358	5,320	4.74%	118,871	5,633	4.74%
Noninterest-earning assets	5,440			6,058			5,750

Total assets	$112,150			$118,416			$124,621

Interest-bearing liabilities:
Interest bearing transaction accounts	$5,696	10	0.18%	$4,877	8	0.16%	$4,908	12	0.24%
Savings & money market	45,460	161	0.36%	49,982	280	0.56%	51,690	495	0.96%
Time deposits	29,054	253	0.87%	32,458	345	1.06%	41,615	587	1.41%
Advances from FHLB	4,821	39	0.81%	6,608	100	1.51%	4,554	87	1.91%
Federal funds purchased and repurchase agreement	521	3	0.53%	208	1	0.48%	192	5	2.60%

Total interest-bearing liabilities	85,552	466	0.54%	94,133	734	0.78%	102,959	1,186	1.15%

Noninterest-bearing liabilities	14,334			11,429			9,820
Shareholders’ equity	12,264			12,854			11,842

Total liabilities and shareholders’ equity	$112,150			$118,416			$124,621

Net interest spread			4.01%			3.96%			3.59%

Net interest margin		$4,387	4.11%		$4,586	4.08%		$4,447	3.74%

(1) Loan fees, which are immaterial, are included in interest income. There were $1,255,947 in nonaccrual loans for 2013 and $1,777,230 nonaccrual loans in 2012. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2013 was 4.11%, an increase of three basis points from the net interest margin of 4.08% for the year ended December 31, 2012. The net interest margin is calculated by dividing net interest income by year-to-date average earning assets. This increase can be attributed to the costs of our funding sources. We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates. Earning assets averaged $106,710,000 for the year ended December 31, 2013, decreasing from $112,358,000 for the year ended December 31, 2012. Our net interest spread was 4.01% for the year ended December 31, 2013. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2013 Compared to 2012			2012 Compared to 2011
(dollars in thousands)	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$(1)	$(1)	$—	$(13)	$(14)	$2
Investment securities and FHLB stock	(85)	74	(159)	8	155	(163)
Loans	(381)	(124)	(257)	(293)	(205)	(88)
Total interest income	(467)	(51)	(416)	(313)	(64)	(249)

Interest-bearing liabilities:
Interest-bearing deposits	(209)	(53)	(156)	(461)	(130)	(331)
FHLB advances	(61)	(22)	(39)	13	34	(21)
Federal funds purchased and repurchase agreement	2	2	—	(4)	—	(4)
Total interest expense	(268)	(73)	(195)	(452)	(96)	(356)
Net interest income	$(199)	$22	$(221)	$139	$32	$107

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses for the year ended December 31, 2013 was $405,000, a decrease of $308,671 or 43.25% over our provision of $713,671 for the year ended December 31, 2012. The allowance as a percentage of gross loans increased from 1.60% as of December 31, 2012 to 1.68% as of December 31, 2013 due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of limited past-dues and charge-offs, as well as peer data, to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2013 was $575,317 compared to $903,399 for the year ended December 31, 2012. This decrease is primarily related to a decrease in gains on sales of securities available-for-sale which totaled $222,297 for the year ended December 31, 2013, compared to $520,051 in 2012.  This decrease compared to 2012 was primarily due to the restructuring the investment portfolio in 2012. For the year ended December 31, 2013, mortgage loan origination fees were $69,254, an increase of $6,592, or 10.5%, from 2012, due to the increase in the volume of mortgage loans originated. We expect this trend to continue as interest rates remain low.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2013 and 2012.

	2013	2012
Compensation and benefits	$1,810,856	$1,726,586
Occupancy and equipment	832,211	894,074
Data processing and related costs	335,087	369,386
Marketing, advertising and shareholder communications	80,632	65,704
Legal and audit	179,851	224,004
Other professional fees	10,242	13,188
Supplies and postage	62,580	67,732
Insurance	44,897	37,810
Credit related expenses	17,498	7,145
Regulatory fees and FDIC insurance	131,430	178,548
Net cost of operations of other real estate owned	257,643	323,577
Other	213,048	182,497
Total noninterest expense	$3,975,975	$4,090,251

Noninterest expense was $3,975,975 for the year ended December 31, 2013, compared to $4,090,251 for the year ended December 31, 2012. The most significant component of noninterest expense is compensation and benefits, which totaled $1,810,856 for the year ended December 31, 2013, compared to $1,726,586 for the year ended December 31, 2012. The increase is primarily related to increase in salaries due to employee performance.  Occupancy and equipment expense of $832,211 in 2013 decreased from $894,074 in 2012. Legal and audit fees decreased from $224,004 in 2012 to $179,851 in 2013 as a result of lower legal fees related to a reduction of problem loans. Net cost of operations of other real estate expenses decreased from $323,577 in 2012 to $257,643 in 2013 as a result of a decrease in the number of real estate owned during the year. Regulatory fees and FDIC insurance decreased from $178,548 in 2012 to $131,430 in 2013, primarily due to a decrease in FDIC insurance assessments in the second quarter of 2012 due to a change in the assessment base used to calculate the fees.

Income Taxes

The Company had taxable income for the years ended December 31, 2013 and 2012.  Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that a partial valuation allowance was needed at December 31, 2012. Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2013. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets. As a result, the valuation allowance was reduced by $812,237 in 2013 and $494,909 in 2012.

Investments

At December 31, 2013, our available for sale investment securities portfolio was $23,645,240 and represented approximately 21.0% of our total assets. Available for sale investment securities increased $181,689 from $23,463,551 at December 31, 2012. Our portfolio consisted of Small Business Administration Securities of $9,827,972, mortgage-backed agencies of $8,633,646, state, county and municipal investment securities of $3,772,867, U.S. government sponsored agencies of $913,320, and corporate bonds of $497,435.

The amortized costs and fair values of investment securities at December 31, 2013, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$12,193	$12,227	$—	$—
Due after one through five years	445,078	440,220	—	—
Due after five through ten years	10,646,316	10,355,054	—	—
Due after ten years	13,347,022	12,837,739	3,475,977	3,249,235

Total securities	$24,450,609	$23,645,240	$3,475,977	$3,249,235

At December 31, 2013 and 2012, we had $3,475,977 and $3,506,154, respectively, in held to maturity investment securities portfolio.

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

Investment securities with market values of approximately $9,267,270 and $4,204,110 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, as required by law.

Proceeds from sales of available-for-sale securities during 2013 and 2012 were $8,509,386 and $18,985,502, respectively. Net gains of $222,297 and $520,051 were recognized on these sales in 2013 and 2012, respectively.

We held $553,200 of non-marketable equity securities, which consisted of FHLB stock of $451,200 and Pacific Coast Bankers Bank stock of $102,000, at December 31, 2013. These investments are carried at cost, which approximates fair market value.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2013 were $77,962,461, or 73.8% of interest-earning assets and 69.3% of total assets, compared to $80,701,245, or 74.6% of interest-earning assets and 71.1% of total assets, at December 31, 2012. Due to the economic environment, the Bank made selective decisions related to originating loans in 2013. Loans originated in 2013 typically had debt service coverage ratios, debt to income ratios, loan-to-value ratios, and credit quality indicators that were below policy minimums. Management’s selectivity resulted in a reduction of loan originations in for the year ended December 31, 2013. In addition, as the Bank moved into its seventh year of operations, the Bank experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 86% of loans outstanding at December 31, 2013 and 88% at December 31, 2012. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

Commercial loans and lines of credit represented approximately 12% of our loan portfolio at December 31, 2013 and 10% at December 31, 2012.

Our construction, land development, and other land loans represented approximately 11% and 10% of our loan portfolio at December 31, 2013 and 2012, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$28,760,723	37%	$30,022,579	37%
Construction, Land Development, & Other Land	8,198,696	11%	7,556,622	10%
Residential	12,617,198	16%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	17,388,327	22%	21,273,793	26%
Total Real Estate	66,964,944	86%	71,180,476	88%

Commercial	9,703,862	12%	8,192,486	10%
Consumer	1,293,655	2%	1,328,283	2%
Gross loans	77,962,461	100%	80,701,245	100%
Less allowance for loan losses	(1,312,311)		(1,295,053)
Total loans, net	$76,650,150		$79,406,192

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2013.

	One Year or Less	After one but within five years	After five years	Total
Commercial Real Estate	$3,406,054	$24,835,633	$519,036	$28,760,723
Construction Land Development, and Other Land	4,460,522	3,622,138	116,036	8,198,696
Residential Mortgage	2,601,006	9,139,879	876,313	12,617,198
Residential Home Equity Lines of Credit	—	14,012	17,374,315	17,388,327
Total Real Estate	10,467,582	37,611,662	18,885,700	66,964,944

Commercial	2,367,885	6,730,507	605,470	9,703,862
Consumer	101,884	1,113,612	78,159	1,293,655
Total Gross Loans, net of deferred loan fees	$12,937,351	$45,455,781	$19,569,329	$77,962,461

Gross Loans maturing after one year with
Fixed interest rates				$39,015,516
Floating interest rates				$26,009,594
Total				$65,025,110

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,312,311 and $1,295,053 as of December 31, 2013 and December 31, 2012, respectively, and represented 1.68% of outstanding loans at December 31, 2013 and 1.60% of outstanding loans at December 31, 2012. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $4,448,601 and $4,207,769 in impaired loans at December 31, 2013 and December 31, 2012, respectively.  At December 31, 2013, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off. Our valuation allowance related to impaired loans totaled $456,132 and $500,857 at December 31, 2013 and December 31, 2012, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2013 and 2012:

	2013	2012

Balance at the beginning of period	$1,295,053	$1,395,588
Charge-offs:
Commercial	70,951	249,801
Residential	93,201	43,401
Commercial Real Estate	58,362	422,456
Construction, Land Development and Other Land	—	5,790
Residential – HELOCs	140,000	98,674
Consumer	54,514	1,009
Total Charged-off	$417,028	$821,131
Recoveries:
Residential	738	3,516
Commercial Real Estate	—	919
Commercial	27,691	2,490
Residential - HELOCs	857	—
Total Recoveries	$29,286	$6,925

Net Charge-offs	387,742	814,206

Provision for Loan Loss	405,000	713,671

Balance at end of period	$1,312,311	$1,295,053
Total loans at end of period	$77,962,461	$80,701,245

Average loans outstanding	$79,925,000	$84,093,000

As a percentage of average loans:
Net loans charged-off	0.49%	0.97%
Provision for loan losses	0.51%	0.85%

Allowance for loan losses as a percentage of:
Year end loans	1.68%	1.60%

Allocation of the Allowance For Loan Losses

The following table presents an allocation of the allowance for loan losses at the end of each of the past two years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2013		2012
	Amount	% of loans in category	Amount	% of loans in category
Commercial	$234,069	12%	$159,584	10%
Commercial Real Estate	104,705	37%	134,886	37%
Construction, Land Development and Other Land	80,213	11%	91,154	10%
Consumer	39,792	2%	81,839	2%
Residential Mortgage	228,771	16%	291,333	15%
Residential HELOCs	624,739	22%	444,969	26%
Unallocated	22	N/A	91,288	N/A
Total	$1,312,311	100%	$1,295,052	100%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2013 and 2012:

	December 31,
	2013	2012

Other real estate owned	$1,544,234	$2,214,397
Non-accrual loans	$1,255,947	$1,777,230
Accruing loans 90 days or more past due	$—	$—

Total non-performing assets	$2,800,181	$3,991,627

As a percentage of gross loans:	3.59%	4.95%

The Bank had net charge-offs on loans in the amount of $387,742 for the year ended December 31, 2013, compared to $814,206 charged off in 2012. At December 31, 2013, there were 13 loans in non-accrual status totaling $1,255,947 compared to 15 loans in nonaccrual status that totaling $1,777,230 at December 31, 2012. There were no loans contractually past due 90 days or more still accruing interest at December 31, 2013 and December 31, 2012. There were seven loans restructured or otherwise impaired totaling $1,763,021 not already included in nonaccrual status at December 31, 2013. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012. At December 31, 2013 and 2012, impaired loans totaled $4,448,601 and $4,207,769, respectively. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2013 and 2012, we received approximately $23,739 and $90,986 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $66,814 and $38,244, respectively.

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

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of December 31, 2013 and 2012, potential problem loans that were not already categorized as nonaccrual totaled $2,837,041 and $3,939,305, respectively. These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2013 and 2012 were $91,130,457 and $94,803,120, respectively. In trying to attract local deposits and increase our core deposits, we did not renew some wholesale deposits and instead focused on customer relationships with the Bank. The following table shows the average balance outstanding and the average rates paid on deposits during 2013 and 2012.

	2013		2012
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$14,164,287	—%	$11,246,878	—%
Interest-bearing checking	5,695,579	0.17	4,876,694	0.15
Money market	44,316,767	0.36	48,859,665	0.57
Savings	1,142,886	0.23	1,122,765	0.23
Time deposits less than $100,000	12,950,489	0.86	16,851,152	1.02
Time deposits $100,000 and over	16,103,530	0.89	15,607,197	1.10
Total	$94,373,538	0.53%	$98,564,351	0.72%

Core deposits, which exclude time deposits of $100,000 or more and wholesale certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $75,762,335 at December 31, 2013, compared to $79,165,203 at December 31, 2012. Our loan-to-deposit ratio was 85.55% and 85.13% at December 31, 2013 and 2012, respectively. Due to the competitive interest rate environment in our market, we utilized internet certificates of deposit as a funding source when we were able to procure these certificates at interest rates less than those in the local market. We did not have any brokered certificates of deposit purchased outside our primary market at December 31, 2013 and December 31, 2012.

The maturity distribution of our time deposits of $100,000 or more time deposits at December 31, 2013 was as follows:

Three months or less	$2,545,239
Over three through six months	1,257,281
Over six through twelve months	5,324,480
Over twelve months	6,241,122
Total	$15,368,122

Borrowings and lines of credit

At December 31, 2013, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At December 31, 2013 we had $1,768,000 in borrowings outstanding on these lines. At December 31, 2012 we had no borrowings outstanding on these lines.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2013 and December 31, 2012, we had $7,000,000 and $6,000,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $15,560,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$1,000,000	8/11/2011	8/11/2015	1.070%
$1,000,000	8/12/2013	8/12/2014	0.300%
$2,500,000	9/24/2013	9/24/2015	0.510%
$2,500,000	9/24/2013	9/23/2016	0.950%

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

Capital Resources

Total shareholders’ equity was $12,408,617 at December 31, 2013, a decrease of $40,478 from $12,449,095 at December 31, 2012. The decrease is primarily due to net income of $1,022,759, offset by a $942,026 unrealized loss on investment securities available for sale during 2013 and dividends paid on preferred stock of $121,211.

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

The following table sets forth the Bank’s capital ratios at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Bank was considered “well capitalized”.

	2013		2012

Total risk-based capital	$13,102	16.47%	$12,681	15.98%
Tier 1 risk-based capital	12,103	15.22%	11,676	14.72%
Leverage capital	12,103	10.80%	11,676	10.18%

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

As noted above, in July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes begin to take effect for the Bank in January 2015. The ultimate impact of the new capital standards on the Company and the Bank is currently being reviewed.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2013 and 2012.

	2013	2012
Return on average assets	0.91%	0.86%

Return on average equity	8.34%	7.91%

Equity to assets ratio	10.94%	10.97%

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

Off-Balance Sheet Arrangements

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2013, we had issued commitments to extend credit of approximately $10,711,000 through various types of lending arrangements. There were two standby letters of credit included in the commitments for $38,000. Fixed rate commitments were $455,000 and variable rate commitments were $10,256,000.

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

At December 31, 2013, our liquid assets, consisting of cash and due from banks, amounted to $1,638,635, or approximately 1.46% of total assets. Our investment securities available for sale at December 31, 2013 amounted to $23,645,240, or approximately 21.0% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2013, $9,267,270 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $10,782,000 at December 31, 2013. We are a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2013, we had borrowed $7,000,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2013 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After Three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets: (in thousands)
Investment securities	$5,527	$872	$5,671	$15,604	$27,674
Loans	36,442	7,231	32,413	1,876	77,962
Total interest-earning assets	$41,964	$8,103	$38,084	$17,480	$105,636

Interest-bearing liabilities: (in thousands)
Interest-bearing checking	$5,667	$—	$—	$—	$5,667
Money market and savings	44,033	—	—	—	44,033
Time deposits	3,694	12,188	12,623	—	28,505

Fed Funds Purchased	1,768	—	—	—	1,768
FHLB Advances	—	1,000	6,000	—	7,000
Total interest-bearing
Liabilities	$55,162	$13,188	$18,623	$—	$86,973

Period gap (in thousands)	$(13,193)	$(5,085)	$19,461	$17,480	$18,663
Cumulative gap (in thousands)	$(13,193)	$(18,278)	$1,183	$18,663

Ratio of cumulative gap to total interest-earning assets	(12.49)%	(17.30)%	1.12%	17.67%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Columbia, South Carolina

March 28, 2014

CONGAREE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,638,635	$2,483,503
Total cash and cash equivalents	1,638,635	2,483,503
Securities available-for-sale	23,645,240	23,463,551
Securities held-to-maturity (fair value of $3,249,235 and $3,601,700 at December 31, 2013 and 2012, respectively)	3,475,977	3,506,154
Nonmarketable equity securities	553,200	555,000
Loans receivable	77,962,461	80,701,245
Less allowance for loan losses	1,312,311	1,295,053
Loans receivable, net	76,650,150	79,406,192
Premises, furniture and equipment, net	2,960,583	656,914
Accrued interest receivable	398,498	463,260
Other real estate owned	1,544,234	2,214,397
Other assets	1,672,276	704,639
Total assets	$112,538,793	$113,453,610

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,925,414	$15,083,493
Interest-bearing transaction accounts	5,667,203	5,065,488
Savings and money market	44,032,562	45,350,973
Time deposits $100,000 and over	15,368,122	15,637,917
Other time deposits	13,137,156	13,665,249
Total deposits	91,130,457	94,803,120
Federal funds purchased	1,768,000	—
Federal Home Loan Bank advances	7,000,000	6,000,000
Accrued interest payable	14,127	22,357
Other liabilities	217,592	179,038
Total liabilities	100,130,176	101,004,515
Commitments and contingencies (Notes 13, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 2,129 shares issued and outstanding	2,117,147	2,096,287
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	166,352	169,414
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(7,049,470)	(7,933,220)
Accumulated other comprehensive income (loss)	(531,380)	410,646
Total shareholders’ equity	12,408,617	12,449,095
Total liabilities and shareholders’ equity	$112,538,793	$113,453,610

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Income

	For the years ended
	December 31,
	2013	2012
Interest income:
Loans, including fees	$4,189,350	$4,570,095
Investment securities, taxable	648,595	722,012
Investment securities, non-taxable	2,203	14,586
Federal funds sold and other	12,842	13,553
Total	4,852,990	5,320,246

Interest expense:
Time deposits $100,000 and over	142,549	172,023
Other deposits	281,733	460,645
Other borrowings	41,938	101,552
Total	466,220	734,220

Net interest income	4,386,770	4,586,026

Provision for loan losses	405,000	713,671

Net interest income after provision for loan losses	3,981,770	3,872,355

Noninterest income:
Service charges on deposit accounts	267,201	301,194
Residential mortgage origination fees	69,254	62,662
Gain on sales of securities available-for-sale	222,297	520,051
Other	16,565	19,492
Total noninterest income	575,317	903,399

Noninterest expenses:
Salaries and employee benefits	1,810,856	1,726,586
Net occupancy	518,846	546,665
Furniture and equipment	313,365	347,409
Professional fees	190,093	237,192
Data processing and other costs	335,087	369,386
Regulatory fees and FDIC assessment	131,430	178,548
Net cost of operation of other real estate owned	257,643	323,577
Other operating	418,655	360,888
Total noninterest expense	3,975,975	4,090,251

Income before income taxes	581,112	685,503

Income tax benefit	441,647	331,480

Net income	1,022,759	1,016,983

Net accretion of preferred stock to redemption value	17,798	28,724
Preferred dividends	121,211	169,532

Net income available to common shareholders	$883,750	$818,727

Income per common share
Basic and diluted income per common share	$0.50	$0.46
Average common shares outstanding	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Condensed Statements of Comprehensive Income

	For the years ended December 31,
	2013	2012
Net Income	$1,022,759	$1,016,983
Other comprehensive income (loss):
Unrealized holding losses on securities available for sale, net of taxes of $561,114 at December 31, 2013 and $35,572 at December 31, 2012	(1,088,742)	(69,054)
Reclassification adjustment for gains included in net income, net of taxes of $75,581 at December 31, 2013 and $176,817 at December 31, 2012	146,716	343,234
Other comprehensive income (loss)	(942,026)	274,180
Comprehensive Income	$80,733	$1,291,163

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2013 and 2012

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2011	3,449	$3,372,389	1,764,439	$17,644	$17,688,324	$(8,933,358)	$136,466	$12,281,465
Net Income						1,016,983		1,016,983
Other comprehensive income							274,180	274,180
Redemption of Series A preferred stock, net	(1,156)	(1,135,412)				181,411		(954,001)
Accretion of Series A discount on preferred stock		31,786				(31,786)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends on preferred stock						(169,532)		(169,532)
Balance, December 31, 2012	2,293	2,265,701	1,764,439	17,644	17,688,324	(7,933,220)	410,646	12,449,095
Net Income						1,022,759		1,022,759
Other comprehensive loss							(942,026)	(942,026)
Accretion of Series A discount on preferred stock		20,860				(20,860)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends on preferred stock						(121,211)		(121,211)
Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,022,759	$1,016,983
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	405,000	713,671
Deferred income tax benefit	(441,647)	(331,480)
Depreciation and amortization expense	149,667	149,633
Discount accretion and premium amortization	104,694	116,126
Decrease in accrued interest receivable	64,762	98,285
Decrease in accrued interest payable	(8,230)	(5,773)
Gain on sale of securities available-for-sale	(222,297)	(520,051)
Write downs on other real estate owned	203,551	265,011
Loss on sale of other real estate owned	17,916	13,013
Increase in other assets	(40,458)	(17,870)
Increase in other liabilities	38,554	21,536
Net cash provided by operating activities	1,294,271	1,519,084

Cash flows from investing activities:
Purchase of securities available-for-sale	(10,680,810)	(23,703,668)
Purchase of securities held-to-maturity	—	(3,523,521)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	709,957	9,043,689
Proceeds from sales of securities available-for-sale	8,509,386	18,985,502
Purchase of nonmarketable equity securities	(135,000)	—
Proceeds from sales of nonmarketable equity securities	136,800	60,900
Net decrease in loans receivable	2,099,656	5,701,590
Purchase of premises, furniture and equipment	(2,453,336)	(142,589)
Proceeds from sales of other real estate owned	700,082	1,816,675
Net cash provided (used) by investing activities	(1,113,265)	8,238,578

Cash flows from financing activities:
(Decrease) increase in noninterest-bearing deposits	(2,158,079)	4,347,035
Decrease in interest-bearing deposits	(1,514,584)	(12,070,364)
Increase in federal funds purchased	1,768,000
Increase (decrease) in borrowings from FHLB	1,000,000	(1,000,000)
Repurchase of preferred stock	—	(954,001)
Dividends paid on preferred stock	(121,211)	(169,532)
Net cash used by financing activities	(1,025,874)	(9,846,862)

Net decrease in cash and cash equivalents	(844,868)	(89,200)

Cash and cash equivalents, beginning of year	2,483,503	2,572,703

Cash and cash equivalents, end of year	$1,638,635	$2,483,503

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Congaree Bancshares, Inc. (the “Company”) was incorporated to serve as a bank holding company for its subsidiary, Congaree State Bank (the “Bank”). The Bank commenced operations on October 16, 2006. The principal business activity of the Bank is to provide banking services to domestic markets, principally in West Columbia and Cayce, South Carolina. The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation. The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary after elimination of all significant intercompany balances and transactions.

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

The Bank makes loans to individuals and small businesses for various personal and commercial purposes primarily in the Lexington County region of South Carolina. The Bank’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.) and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Bank makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Bank to unusual credit risk.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2013 and 2012, the Bank had no trading securities.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Pacific Coast Bankers Bank. These stocks have no quoted market value and no ready market exists. The Company’s investment in Federal Home Loan Bank stock at December 31, 2013 and 2012 was $451,200 and $453,000, respectively. The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2013 and 2012 was $102,000.

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

Allowance for Loan Losses – An allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance represents an amount, which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the probability of collection of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.

Management uses an outsourced independent loan review specialist to corroborate and challenge the internal loan grading system and methods used to determine the adequacy of the allowance for loan losses.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $43,486 and $27,238 for the year ended December 31, 2013 and 2012, respectively.

Income Per Share - Basic income per common share for 2013 and 2012 represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per common share is adjusted to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants. Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per common share. The Company deemed the options and warrants not dilutive for the years ended December 31, 2013 and 2012 due to the exercise price of all options and warrants exceeding the average market price of the Company’s stock during the period.

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

Interest paid on deposits and other borrowings totaled $474,450 and $739,993 for the years ended December 31, 2013 and 2012, respectively. Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements. In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions. The Bank transferred loans in the amount of $251,386 and $1,127,537 to other real estate owned during the years ended December 31, 2013 and 2012, respectively.  The Bank did not transfer any investment securities between categories during the year ended December 31, 2013.

There were income tax payments during the years ended December 31, 2013 and 2012 in the amount of $29,782 and $23,520, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminated the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and required consecutive presentation of the statement of net income and other comprehensive income. The amendments were applicable to the Company January 1, 2012 and have been applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements while the FASB redeliberated the presentation requirements for the reclassification adjustments. In February 2013, the FASB further amended the Comprehensive Income topic clarifying the conclusions from such redeliberations. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. [These amendments did not have a material effect on the Company’s financial statements.

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any material effect on its financial statements.

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any material effect on its financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have any material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications - Certain captions and amounts in the 2012 consolidated financial statements were reclassified to conform with the 2013 presentation. The reclassifications did not have any material effect on the previously reported net income or shareholders’ equity.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2013 and 2012, the requirement was met by the cash balance in the vault.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2013
Government sponsored enterprises	$998,229	$—	$84,909	$913,320
Corporate bonds	500,000	—	2,565	497,435
Small Business Administration Securities	10,328,411	35	500,474	9,827,972
Mortgage-backed securities	8,668,091	6,495	40,940	8,633,646
State, county and municipal	3,955,878	—	183,011	3,772,867
	$24,450,609	$6,530	$811,899	$23,645,240

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2012
Government sponsored enterprises	$998,042	$2,478	$—	$1,000,520
Corporate bonds	474,486	15,039	—	489,525
Small Business Administration Securities	11,867,028	301,391	18,210	12,150,209
Mortgage-backed securities	2,751,792	13,496	14,146	2,751,142
State, county and municipal	6,750,012	337,508	15,365	7,072,155
	$22,841,360	$669,912	$47,721	$23,463,551

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2013
State, county and municipal	$3,475,977	$—	$226,742	$3,249,235

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2012
State, county and municipal	$3,506,154	$95,546	$—	$3,601,700

Proceeds from sales of available-for-sale securities during 2013 and 2012 were $8,509,386 and $18,985,502, respectively. Gross gains of $222,297 and $520,051 were recognized on those sales in 2013 and 2012, respectively. There were no losses recognized on those sales in 2013 and 2012. There were no sales of held to maturity securities during 2013 and 2012.

The amortized costs and fair values of investment securities at December 31, 2013, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$12,193	$12,227	$—	$—
Due after one through five years	445,078	440,220	—	—
Due after five through ten years	10,646,316	10,355,054	—	—
Due after ten years	13,347,022	12,837,739	3,475,977	3,249,235

Total securities	$24,450,609	$23,645,240	$3,475,977	$3,249,235

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$913,320	$84,909	$—	$—	$913,320	$84,909
Corporate Bonds	497,435	2,565	—	—	497,435	2,565
Mortgage-backed securities	6,932,369	40,940	—	—	6,932,369	40,940
Small Business Administration Securities	8,492,186	363,685	1,323,559	136,789	9,815,745	500,474
State, county and municipals	3,359,791	176,626	413,076	6,385	3,772,867	183,011
	$20,195,101	$668,725	$1,736,635	$143,174	$21,931,736	$811,899

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$3,249,235	$226,742	$—	$—	$3,249,235	$226,742

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

There were no held to maturity securities in an unrealized loss position at December 31, 2012.

Securities classified as available-for-sale are recorded at fair market value. At December 31, 2013, there were two securities in a continuous unrealized loss position for more than twelve months. The Company has the ability and intent to hold these securities until such time that the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer; therefore, these losses are not considered other than temporary. There were no securities in a continuous unrealized loss position for more than twelve months at December 31, 2012.

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

Investment securities with market values of approximately $9,267,270 and $4,204,110 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$28,760,723	37%	$30,022,579	37%
Construction, Land Development, & Other Land	8,198,696	11%	7,556,622	10%
Residential	12,617,198	16%	12,327,482	15%
Residential Home Equity Lines of Credit (HELOCs)	17,388,327	22%	21,273,793	26%
Total Real Estate	66,964,944	86%	71,180,476	88%

Commercial	9,703,862	12%	8,192,486	10%
Consumer	1,293,655	2%	1,328,283	2%
Gross loans	77,962,461	100%	80,701,245	100%
Less allowance for loan losses	(1,312,311)		(1,295,053)
Total loans, net	$76,650,150		$79,406,192

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

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,468,920	$27,232,107	$7,281,057	$1,240,535	$10,597,540	$15,211,902	$70,032,061
Special Mention	960,219	268,565	413,224	—	573,416	621,617	2,837,041
Substandard or Worse	274,723	1,260,051	504,415	53,120	1,446,242	1,554,808	5,093,359
Total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$77,962,461

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2012:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$6,979,557	$28,330,009	$6,718,502	$1,256,610	$10,330,147	$19,142,295	$72,757,120
Special Mention	964,700	475,282	211,415	7,126	552,045	1,728,737	3,939,305
Substandard or Worse	248,229	1,217,288	626,705	65,547	1,445,290	402,761	4,004,820
Total	$8,192,486	$30,022,579	$7,556,622	$1,328,283	$12,327,482	$21,273,793	$80,701,245

The following is an aging analysis of our loan portfolio at December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$155,128	$—	$49,066	$204,194	$9,499,668	$9,703,862	$—
Commercial Real Estate	—	4,820	—	4,820	28,755,903	28,760,723	—
Construction, Land Development, & Other Land	—	—	—	—	8,198,696	8,198,696	—
Consumer	9,024	—	—	9,024	1,284,631	1,293,655	—
Residential	249,571	84,128	356,717	690,416	11,926,782	12,617,198	—
Residential HELOC	184,975	249,787	173,977	608,739	16,779,588	17,388,327	—
Total	$598,698	$338,735	$579,760	$1,517,193	$76,445,268	$77,962,461	$—

The following is an aging analysis of our loan portfolio at December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$866,402	$89,996	$5,344	$961,742	$7,230,744	$8,192,486	$—
Commercial Real Estate	156,159	—	566,492	722,651	29,299,928	30,022,579	—
Construction, Land Development, & Other Land	88,380	—	—	88,380	7,468,242	7,556,622	—
Consumer	22,226	—	201,797	224,023	1,104,260	1,328,283	—
Residential	351,682	132,653	144,327	628,662	11,698,820	12,327,482	—
Residential HELOC	—	—	—	—	21,273,793	21,273,793	—
Total	$1,484,849	$222,649	$917,960	$2,625,458	$78,075,787	$80,701,245	$—

The following is an analysis of loans receivable on nonaccrual status as of December 31:

	2013	2012
Commercial	$240,824	$134,707
Commercial Real Estate	484,429	1,061,128
Construction, Land Development, & Other Land	—	—
Consumer	—	215,892
Residential	356,717	365,503
Residential HELOCs	173,977	—
Total	$1,255,947	$1,777,230

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2013 and 2012, we received approximately $23,739 and $90,986 respectively, in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $66,814 and $75,403, respectively.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended December 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(70,951)	(58,362)	—	(54,514)	(93,201)	(140,000)		(417,028)
Recoveries	27,691	—	—	—	738	857	—	29,286
Provision	117,745	28,181	(10,941)	12,467	29,901	318,913	(91,266)	405,000
Ending Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311

Ending Balances:
Individually evaluated for impairment	$86,590	$12,465	$—	$1,834	$151,172	$204,072	$—	$456,133
Collectively evaluated for impairment	$147,479	$92,240	$80,213	$37,958	$77,599	$420,667	$22	$856,178

Loans Receivable:
Ending Balance - Total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$—	$77,962,461

Ending Balances:
Individually evaluated for impairment	$274,723	$1,357,671	$504,415	$40,385	$1,571,036	$700,371	$—	$4,448,601
Collectively evaluated for impairment	$9,429,139	$27,403,052	$7,694,281	$1,253,270	$11,046,162	$16,687,956	$—	$73,513,860

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

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $175,226 and $226,458 in interest income on loans that were impaired during the years ended December 31, 2013, and 2012, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2013, the Company had 25 impaired loans totaling $4,448,601 or 5.7% of gross loans. At December 31, 2012, the Company had 25 impaired loans totaling $4,207,769 or 5.00% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at December 31, 2013 or 2012. There were seven loans restructured or otherwise impaired totaling $1,763,021 not already included in nonaccrual status at December 31, 2013. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2012.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,146	$43,146	$—	$71,122	$472
Commercial Real Estate	333,777	333,777	—	336,454	22,173
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	—	—	—	—	—
Residential	464,459	520,872	—	519,387	26,174
Residential HELOC	282,100	282,100	—	405,732	13,620

With an allowance recorded
Commercial	$231,577	$231,577	$86,590	$182,450	$2,590
Commercial Real Estate	1,023,894	1,043,918	12,465	1,377,871	11,860
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,106,577	1,112,809	151,172	1,091,522	58,487
Residential HELOC	418,271	547,584	204,072	419,485	13,329

Total
Commercial	$274,723	$274,723	$86,590	$253,572	$3,062
Commercial Real Estate	1,357,671	1,377,695	12,465	1,714,325	34,033
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,571,036	1,633,681	151,172	1,610,909	84,661
Residential HELOC	700,371	829,684	204,072	825,217	26,949
	$4,448,601	$4,660,583	$456,133	$4,944,193	$175,226

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

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At December 31, 2013 and December 31, 2012, we had 13 loans totaling $2,475,208 and 14 loans totaling $2,639,229, respectively, which we considered to be TDRs. During the year ended December 31, 2013, we modified two loans that were considered to be TDRs. We modified the interest rate and term for these loans. During the twelve months ended December 31, 2012, we modified four loans that were considered to be TDRs. We modified the interest rate for two of these loans and the interest rate and terms were modified for two of these loans.

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

The following table summarizes the recorded investment in our TDRs before and after their modification during the respective period.

	For the year ended December 31, 2013
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number	Recorded	Recorded
	of Contracts	Investment	Investment
Troubled Debt Restructurings
Commercial	2	$72,179	$69,962
		$72,179	$69,962

There are no loans restructured within the last twelve months that defaulted during the year ended December 31, 2013. The Bank considers any loans that are 30 days or more days past due to be in default.

	For the year ended December 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructuring
Commercial	1	$142,500	$129,363
Commercial Real Estate	1	500,780	494,637
Consumer	1	45,075	42,870
Residential	1	653,175	651,215
		$1,341,530	$1,318,085

There are no loans restructured within the last twelve months that defaulted during the year ended December 31, 2012. The Bank considers any loans that are 30 days or more days past due to be in default.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2013	2012
Land	$1,013,000	$—
Building and improvements	1,766,348	366,271
Furniture and equipment	1,269,668	1,229,409
Automobiles	98,496	98,496
Total	4,147,512	1,694,176
Less, accumulated depreciation	1,186,929	1,037,262
Premises, furniture and equipment, net	$2,960,583	$656,914

Depreciation expense was $149,667 and $149,633 for the years ended 2013 and 2012, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2013 and 2012 are summarized below:

	2013	2012
Balance, beginning of year	$2,214,397	$3,181,559
Additions	251,386	1,127,537
Sales	(717,998)	(1,829,688)
Write downs	(203,551)	(265,011)
Balance, end of year	$1,544,234	$2,214,397

NOTE 7 - DEPOSITS

At December 31, 2013, the scheduled maturities of certificates of deposit were as follows:

Maturing In:	Amount
2014	$15,882,244
2015	8,558,162
2016	1,067,962
2017	1,874,988
2018	1,121,922
Total	$28,505,278

The Company did not have any third party brokered deposits at December 31, 2013 and 2012.

NOTE 8 - FHLB ADVANCES

At December 31, 2013 and December 31, 2012, we had $7,000,000 and $6,000,000 advances outstanding, respectively. FHLB advances at December 31, 2013 consisted of the following:

Interest Basis	Current Rate	Maturity	Outstanding Balance
Fixed	0.300%	August 12, 2014	$1,000,000
Fixed	1.070%	August 11, 2015	$1,000,000
Fixed	0.510%	September 24, 2015	$2,500,000
Fixed	0.950%	September 23, 2016	$2,500,000

NOTE 9 - STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Business Development Officer, the Chief Financial Officer (CFO), and the former Chief Executive Officer (CEO) and President, stock options were granted to each as part of their compensation and benefits package.  Under these agreements, the former CEO and President was granted options to purchase 79,399 shares of common stock, the Chief Business Development Officer was granted options to purchase 61,755 shares of common stock and the CFO was granted options to purchase 44,110 shares of common stock.  The former CEO and President resigned on January 21, 2009, at which time his options to purchase 79,399 shares of common stock were forfeited.  All options granted to the executive officers vested over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company. The Plan has 191,819 shares available to grant at December 31, 2013 with 71,819 options still outstanding. The Company did not grant any options during 2013 or 2012.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – STOCK COMPENSATION PLAN - continued

The Company did not recognize any stock-based employee compensation expense associated with its stock option grants during 2013 and 2012. The Company recognized the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award. As of December 31, 2013, all the compensation cost related to stock option grants had been recognized.

A summary of the activity under the stock option plan for the year ended December 31, 2013 and 2012 is as follows:

	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	71,819	$10.00	71,819	$10.00
Granted during the year	—	—
Exercised during the year	—	—
Forfeited during the year	—	—	—	—
Outstanding, end of year	71,819	$10.00	71,819	$10.00
Options exercisable at year end	71,819	$10.00	71,819	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2013 is 3.03 years. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2013. All of the options outstanding as of December 31, 2013 are fully vested.

NOTE 10 - STOCK WARRANTS

The organizers of the Company received stock warrants giving them the right to purchase one share of common stock for every share they purchased in the initial offering of the Company’s common stock up to 10,000 shares at a price of $10 per share. The warrants vested over three years and expire on October 16, 2016. Warrants held by directors and officers of the Company will expire 90 days after the director ceases to be a director or officer of the Company (365 days if due to death or disability). Upon resignation of the Company’s former CEO and President, 10,000 warrants were forfeited.

At December 31, 2013, 90,000 shares underlying outstanding warrants were exercisable. There was no compensation expense related to warrants for the years ended December 31, 2013 and 2012. As of December 31, 2013, all the compensation cost related to stock warrants had been recognized.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES

Income tax benefit is summarized as follows:

	Years ended December 31,
	2013	2012
Current portion:
Federal	$(24,081)	$1,802
State	23,046	22,882
Total current	(1,035)	24,684
Deferred income taxes	(925,982)	(214,919)
Income tax benefit	$(927,017)	$(190,235)

Income tax benefit is allocated as follows:
To continuing operations	$(441,647)	$(331,480)
To other comprehensive income	(485,370)	141,246
Income tax benefit	$(927,017)	$(190,235)

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$250,352	$248,544
Net operating loss carryforward	1,835,505	2,153,450
Organization and start-up costs	153,643	173,258
Unrealized loss on securities available for sale	273,825	—
Other	309,462	356,737
Deferred tax assets	2,822,787	2,931,989
Valuation allowance	(1,175,395)	(1,987,632)
Total deferred tax assets	1,647,392	944,357

Deferred tax liabilities:
Unrealized gain on securities available for sale	—	211,545
Accumulated depreciation	82,669	93,210
Prepaid expenses	36,487	43,563
Loan origination costs	48,651	42,436
Total deferred tax liabilities	167,807	390,754
Net deferred tax asset	$1,479,585	$553,603

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that a partial valuation allowance is needed at December 31, 2013. Management’s judgment is based on estimates concerning future income earned and positive earnings for the year ended December 31, 2013. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of a portion of net deferred tax assets. The valuation allowance was reduced by $812,237 in 2013. Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 – INCOME TAXES - continued

The Company has a federal net operating loss of $5,314,159 and a state net operating loss of $869,439 as of December 31, 2013. These net operating losses expire in the years 2026 through 2033.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2013	2012
Tax expense at statutory rate	$197,578	$233,071
Tax exempt income	—	(111,066)
State income, net of federal income tax benefit	30,421	15,102
Tax return adjustment to actual	158,630	—
Change in valuation allowance	(812,237)	(494,909)
Other	(16,039)	26,322
Income tax benefit	$(441,647)	$(331,480)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. Tax returns for 2010 and subsequent years are subject to examination by taxing authorities.

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than the normal risk of collectibility. The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2013 and 2012:

	2013	2012
Balance, January 1	$3,543,347	$3,893,365
Disbursements	225,669	1,396,818
Repayments	(841,362)	(1,746,836)
Balance, December 31,	$2,927,654	$3,543,347

Deposits by directors, including their affiliates and executive officers, at December 31, 2013 and 2012 were $1,880,286 and $1,751,645, respectively.

NOTE 13 - LEASES

The Company entered into an agreement in 2007 to lease an office facility under a noncancellable operating lease agreement expiring in 2023. The Company may, at its option, extend the lease of its office facility at 2023 Sunset Boulevard in West Columbia, South Carolina, for two additional five year periods. The Company also entered into a sale-leaseback agreement in December 2009 for a portion of the property located in Cayce, South Carolina. The lease is for a period of 15 years. The Company may, at its option, extend the lease for three consecutive renewal terms of five years each. In June 2010, the Company entered into a sale-leaseback agreement for the branch and office building located at 1201 Knox Abbot Drive in Cayce, South Carolina. The property was sold for $2,300,000. In October 2013, the Company purchased this property back for $2,330,000, from the lessor.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 13 - LEASES - continued

Minimum rental commitments as of December 31, 2013 are as follows:

2014	$174,633
2015	178,126
2016	181,894
2017	185,532
2018 and thereafter	980,140
Total	$1,700,325

The leases have various renewal options and require increased rentals under various standard percentages. Rental expenses, net of rental income, charged to occupancy and equipment expense in 2013 and 2012 were $316,533 and $355,899 respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which would have a material adverse effect on the financial position or operating results of the Company.

NOTE 15 - INCOME PER COMMON SHARE

All income per share calculations have been made using the weighted average number of shares outstanding during the period. The potentially dilutive securities are incentive stock options and unvested shares of restricted stock granted to certain key members of management and warrants granted to the organizers of the Company. The number of dilutive shares is calculated using the treasury method, assuming that all options and warrants were exercisable at the end of each period. No TARP warrants are outstanding. The exercise price of all outstanding options and warrants was greater than the average market price of the Company’s stock during the year and, therefore, are not considered in the calculation of dilutive earnings per share as the effect is not deemed to be dilutive.

	2013	2012
Net income per common share - basic computation:
Net income available to common shareholders	$883,750	$818,727
Average common shares outstanding - basic	$1,764,439	$1,764,439
Basic and diluted income per common share	$0.50	$0.46

NOTE 16 - REGULATORY CAPITAL REQUIREMENTS

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

NOTE 16 – REGULATORY CAPITAL REQUIREMENTS - continued

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital (to risk-weighted assets)	$13,102	16.47%	$6,364	8.00%	$7,953	10.00%
Tier 1 capital (to risk-weighted assets)	12,103	15.22%	3,181	4.00%	4,772	6.00%
Tier 1 capital (to average assets)	12,103	10.80%	4,483	4.00%	5,604	5.00%
December 31, 2012
Total capital (to risk-weighted assets)	$12,681	15.98%	$6,346	8.00%	$7,933	10.00%
Tier 1 capital (to risk-weighted assets)	11,676	14.72%	3,173	4.00%	4,760	6.00%
Tier 1 capital (to average assets)	11,676	10.18%	4,587	4.00%	5,733	5.00%

As of December 31, 2013 and December 31, 2012, the Bank was considered “well-capitalized” under the regulatory capital framework.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2013 and 2012, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $12,550,000 and $9,550,000, respectively. These lines of credit are available on a one to twenty day basis for general corporate purposes. The Company also has a credit line to borrow funds from the FHLB. The remaining credit availability as of December 31, 2013 was $15,560,000.

NOTE 18 - RESTRICTIONS ON DIVIDENDS, LOANS, OR ADVANCES

As a bank holding company, the Company’s ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations. Therefore, the Company’s ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the SCBFI, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the SCBFI. Under the Federal Deposit Insurance Corporation Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Bank currently must obtain prior approval from the FDIC and the SCBFI prior to the payment of any cash dividends.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $10,711,010 and $10,158,860 at December 31, 2013 and 2012, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2013 and 2012, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The Company had approximately $38,000 and $143,000 in letters of credit outstanding as of December 31, 2013 and 2012 respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - PREFERRED STOCK

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company entered into a Letter Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised. On February 15, 2014, the dividend rate on the Series A Preferred Stock increase from 5% per year (approximately $121,210 annually) to 9% per year (approximately $206,370 annually). The Series B Preferred Stock has a dividend rate of 9% per year.

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A preferred stock outstanding through the auction process. The remaining 2,129 shares of Series A preferred stock and 164 shares of Series B preferred stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. The redemption of the 1,156 in preferred shares will save the Company $104,040 annually in dividend expenses.

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

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

Federal Funds Purchased – Federal funds purchased are for a term of one day, and the carrying amount approximates the fair value.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Because these commitments are made using variable rates and have short maturities, the contract value is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Financial Instruments – Assets:
Cash and due from banks	$1,638,635	$1,638,635	$1,638,635	$—	$—
Securities available-for-sale	23,645,240	23,645,240	—	22,650,865	994,375
Securities held-to-maturity	3,475,977	3,249,235	—	3,249,235	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	76,650,150	76,672,000	—	—	76,672,000
Accrued interest receivable	398,498	398,498	398,498	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	62,625,179	62,625,179	62,625,179	—	—
Time Deposits	28,505,278	28,599,345	—	29,598,000	—
Federal Home Loan Bank advances	7,000,000	7,018,200	—	7,018,000	—
Accrued interest payable	14,127	14,127	14,127	—	—
Federal funds purchased	1,768,000	1,768,000	1,768,000	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or (Level 1)	Significant Other Liabilities Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Financial Instruments – Assets:
Cash and due from banks	$2,483,503	$2,483,503	$2,483,503	$—	$—
Securities available-for-sale	23,463,551	23,463,551	—	23,463,551	—
Securities held-to-maturity	3,506,154	3,601,700	—	3,601,700	—
Nonmarketable equity securities	555,000	555,000	—	555,000	—
Loans, net	79,406,192	77,889,798	—	—	77,889,798
Accrued interest receivable	463,260	463,260	463,260	—	—
Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	65,499,954	65,499,954	65,499,954	—	—
Time Deposits	29,303,166	29,560,448	—	29,560,448	—
Federal Home Loan Bank advances	6,000,000	6,024,081	—	6,024,081	—
Accrued interest payable	22,357	22,357	22,357	—	—

	December 31, 2013		December 31,2012
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$10,711,010	$—	$10,158,860	$—
Financial standby letters of credit	38,000	—	143,000	—

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2013 and 2012, a significant amount of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$913,320	$—	$913,320	$—
Corporate bonds	497,435	—	497,435	—
Small Business Administration Securities	9,827,972	—	9,827,972	—
Mortgage-backed securities	8,633,646	—	7,639,271	994,375
State, county and municipals	3,772,867	—	3,772,867	—
Total assets	$23,645,240	$—	$22,650,865	$994,375

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,000,520	$—	$1,000,520	$—
Corporate bonds	489,525	—	489,525	—
Small Business Administration Securities	12,150,209	—	12,150,209	—
Mortgage-backed securities	2,751,142	—	2,751,142	—
State, county and municipals	7,072,155	—	7,072,155	—
Total assets	$23,463,551	$—	$23,463,551	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2013 or 2012.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,528,908	$—	$—	$3,528,908
Other real estate owned	1,544,234	—	—	1,544,234
Total assets	$5,073,142	$—	$—	$5,073,142

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$3,240.353	$—	$—	$3,240,353
Other real estate owned	2,214,397	—	—	2,214,397
Total assets	$5,454,750	$—	$—	$5,454,750

For Level 3 assets and liabilities measured at fair value on a nonrecurring or recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	General Range
Nonrecurring
Measurements:
Collateral dependent impaired loans	3,528,908	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,544,234	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%
Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	994,375	Fundamental Analysis	Pricing term	9.8 years estimated avg life

The following tables reconcile the changes in Level 3 financial instruments for the year ended December 31, 2013 measured on a recurring basis. There were no Level 3 financial instruments for the year ended December 31, 2012.

2013
Beginning Balance December 31, 2012	—

Purchases, issuances, settlements	$994,375

Ending Balance December 31, 2013	$994,375

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2013 or 2012.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $3,786,308 at December 31, 2013 with a valuation allowance of $257,400.  Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $3,527,660 at December 31, 2012, with a valuation allowance of $287,307.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1,544,234 at December 31, 2013 and $2,214,397 at December 31, 2012.  There were $203,551 in write downs of other real estate owned during the year ended December 31, 2013 and there were $265,011 in write downs of other real estate owned during the year ended December 31, 2012.

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2013	2012
Assets:
Cash	$1,646	$3,146
Investment in banking subsidiary	12,398,109	12,437,087
Deferred tax asset	23,853	23,853
Total assets	$12,423,608	$12,464,086

Liabilities and shareholders’ equity:
Other liabilities	$14,991	$14,991
Total liabilities	14,991	14,991
Shareholders’ equity	12,408,617	12,449,095
Total liabilities and shareholders’ equity	$12,423,608	$12,464,086

	For the years ended
	December 31,
	2013	2012
Income:
Dividend income from banking subsidiary	$121,211	1,130,769
Expenses:
Interest	—	—
Other expenses	1,500	—
Total expense	1,500	—
Income before income taxes and equity in undistributed earnings of banking subsidiary	119,711	—
Equity in undistributed income (loss) of banking subsidiary	903,048	(113,786)
Income tax benefit	—	—
Net income	$1,022,759	$1,016,983

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,022,759	$1,016,983
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) losses of banking subsidiary	(903,048)	113,786
Decrease in accrued interest payable	—	—
Decrease in other liabilities	—	(7,236)
Increase in deferred tax asset	—	—
Net cash provided by operating activities	119,711	1,123,533

Cash flows from financing activities:
Dividends paid on preferred stock	(121,211)	(169,532)
Repurchase of Preferred Stock	—	(954,001)

Net cash used by financing activities	(121,211)	(1,123,533)

Net decrease in cash and cash equivalents	(1,500)	—

Cash, beginning of year	3,146	3,146

Cash, end of year	$1,646	$3,146

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Congaree Bancshares, Inc. will be held on May 22, 2014 at Clarion Inn - Airport, 500 Chris Drive, West Columbia, South Carolina 29169.

CORPORATE OFFICE:

1219 Knox Abbott Drive

Cayce, South Carolina 29033

Phone 803.794.2265

INDEPENDENT AUDITORS:	CORPORATE COUNSEL:

Elliott Davis, LLC	Nelson Mullins Riley & Scarborough, LLP
1901 Main Street, Suite 900	Atlantic Station
Columbia, South Carolina 29202	201 17th Street NW, Suite 1700
Atlanta, Georgia 30363

STOCK INFORMATION:

The Common Stock of Congaree Bancshares, Inc. is quoted on the OTC bulletin board under the ticker symbol CNRB.OB. Trading and quotations of the common stock have been limited and sporadic. Trading prices have ranged from $4.55 per share to $2.25 per share during 2013. As of December 31, 2013, there were 1,764,439 shares outstanding.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, our management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, our management has evaluated and concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2014.

Item 11. Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2014

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2014.

Item 14. Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2013 annual meeting of shareholders to be held on May 22, 2014.

PART IV

Item 15. Exhibits.

(a)(1)  Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Income for the Years Ended December 31, 2013, and 2012

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

CONGAREE BANCSHARES, INC.

Date: March 28, 2014	By: /s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2014	By: /s/ Charlie T. Lovering
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

Signature	Title	Date
/s/ Thomas Hal Derrick Thomas Hal Derrick	Director	March 28, 2014

/s/ Charles A. Kirby Charles A. Kirby	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2014

/s/ Stephen P. Nivens Stephen P. Nivens	Senior Vice President, Director	March 28, 2014

/s/ E. Daniel Scott E. Daniel Scott	Director	March 28, 2014

/s/ Nitin C. Shah Nitin C. Shah	Director	March 28, 2014

/s/ J. Larry Stroud J. Larry Stroud	Director	March 28, 2014

/s/ Donald E. Taylor Donald E. Taylor	Director	March 28, 2014

/s/ John D. Thompson John D. Thompson	Director	March 28, 2014

/s/ Charlie T. Lovering Charlie T. Lovering	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 28, 2014

/s/ Harry Michael White Harry Michael White	Director	March 28, 2014

/s/ Samuel M. Corley Samuel M. Corley	Director	March 28, 2014

/s/ J. Kevin Reeley J. Kevin Reeley	Director	March 28, 2014

EXHIBIT INDEX

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 12, 2009).

3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 12, 2009).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1	See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2019).

4.4	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2019).

10.1	Charlie T. Lovering Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 29, 2013).*

10.2	Stephen P. Nivens Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 29, 2013).*

10.3	Charles A. Kirby Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2013).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K as for the period ended December 31, 2007).*

10.6	Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

*	Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

