Form 10-Q
period 2014-03-31
Congaree Bancshares Inc
filed 2014-05-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________to_________

Commission File No. 000-52592

CONGAREE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	20-3863936
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1201 Knox Abbott Drive

Cayce, South Carolina 29033

(Address of principal executive offices)

(803) 794-2265

(Registrant’s telephone number including area code)

________________________________________________

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 2, 2014.

Part I - Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Cash and due from banks	$3,919,292	$1,638,635

Securities available-for-sale	22,652,661	23,645,240
Securities held-to-maturity (fair value of $3,394,304 and $3,249,235 at March 31, 2014 and December 31, 2013, respectively)
	3,468,179	3,475,977
Non-marketable equity securities	698,300	553,200

Loans receivable	77,368,612	77,962,461
Less allowance for loan losses	1,335,513	1,312,311
Loans, net	76,033,099	76,650,150

Premises, furniture and equipment, net	2,933,908	2,960,583
Accrued interest receivable	375,672	398,498
Other real estate owned	1,489,895	1,544,234
Other assets	1,535,676	1,672,276
Total assets	$113,106,682	$112,538,793
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$12,906,087	$12,925,414
Interest-bearing transaction accounts	6,079,570	5,667,203
Savings and money market	44,300,795	44,032,562
Time deposits $100,000 and over	15,381,969	15,368,122
Other time deposits	12,535,859	13,137,156
Total deposits	91,204,280	91,130,457

Federal funds purchased	—	1,768,000
Federal Home Loan Bank advances	9,000,000	7,000,000

Accrued interest payable	15,215	14,127
Other liabilities	205,776	217,592
Total liabilities	100,425,271	100,130,176

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 2,129 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,122,361	2,117,147
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2014 and December 31, 2013	165,587	166,352
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at March 31, 2014 and December 31, 2013	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(6,975,305)	(7,049,470)
Accumulated other comprehensive loss	(337,200)	(531,380)

Total shareholders’ equity	12,681,411	12,408,617
Total liabilities and shareholders’ equity	$113,106,682	$112,538,793

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three months ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$978,537	$1,055,955
Investment securities, taxable	164,754	171,050
Investment securities, non-taxable	—	2,132
Federal funds sold and other	6,993	2,887
Total interest income	1,150,284	1,232,024
Interest expense:
Time deposits $100,000 and over	33,088	37,271
Other deposits	58,029	77,796
Other borrowings	13,794	16,846
Total interest expense	104,911	131,913
Net interest income	1,045,373	1,100,111
Provision for loan losses	122,000	50,000
Net interest income after provision for loan losses	923,373	1,050,111

Noninterest income:
Service charges on deposit accounts	69,916	30,173
Residential mortgage origination fees	6,151	28,333
(Loss) gain on sale of securities available for sale	(4,897)	51
Other	4,707	28,249
Total noninterest income	75,877	86,806

Noninterest expenses:
Salaries and employee benefits	475,369	464,874
Net occupancy	79,542	138,338
Furniture and equipment	86,410	76,985
Professional fees	53,637	47,006
Regulatory fees and FDIC assessment	30,132	40,607
Net (profit) cost of operation of other real estate owned	(18,826)	12,959
Other operating	182,702	182,859
Total noninterest expense	888,966	963,628
Income before income taxes	110,284	173,289

Income tax expense	(1,366)	(6,582)
Net income	108,918	166,707
Net accretion of preferred stock to redemption value	4,449	4,449
Preferred dividends	30,304	30,304
Net income available to common shareholders	$74,165	$131,954
Income per common share
Basic and diluted income per common share	$0.04	$0.07
Weighted average common shares outstanding	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$108,918	$166,707
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit of ($101,697) at March 31, 2014 and $26,479 at March 31, 2013	197,412	(51,237)
Reclassification adjustment for (losses) gains included in net income, net of tax benefit (expense) of $1,665 at March 31, 2014 and ($17) at March 31, 2013	(3,232)	34
Other comprehensive (loss) income	194,180	(51,203)
Comprehensive Income	$303,098	$115,504

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2014 and 2013 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (loss)	Total

Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Net income						166,707		166,707
Other comprehensive loss							(51,203)	(51,203)
Accretion of Series A discount on preferred stock		5,214				(5,214)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(30,304)		(30,304)

Balance, March 31, 2013	2,293	$2,270,150	1,764,439	$17,644	$17,688,324	$(7,801,266)	$359,443	$12,534,295
Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	(531,380)	12,408,617
Net income						108,918		108,918
Other comprehensive income							194,180	194,180
Accretion of Series A discount on preferred stock		5,214				(5,214)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(30,304)		(30,304)

Balance, March 31, 2014	2,293	$2,287,948	1,764,439	$17,644	$17,688,324	$(6,975,305)	$(337,200)	$12,681,411

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flow from operating activities
Net income	$108,918	$166,707
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	122,000	50,000
Depreciation and amortization expense	43,202	36,762
Discount accretion and premium amortization	30,627	30,304
Decrease in accrued interest receivable	22,826	26,548
Increase (decrease) in accrued interest payable	1,088	(9,300)
Loss (gain) from sale of securities available-for-sale	4,897	(51)
(Gain) loss on sale of other real estate owned	(31,387)	4,111
(Increase) decrease in other assets	34,902	(25,424)
(Decrease) increase in other liabilities	(11,816)	8,591
Net cash provided by operating activities	325,257	288,248

Cash flow from investing activities
Proceeds from maturities, calls, and paydowns of securities available-for-sale	316,476	268,229
Proceeds from sales of securities available-for-sale	2,084,665	1,025,428
Purchase of securities available-for-sale	(1,140,410)	(1,828,550)
Proceeds from sales of nonmarketable equity securities	34,900	136,800
Purchase of nonmarketable equity securities	(180,000)	—
Net (increase) decrease in loans receivable	356,099	(572,297)
Purchase of premises, furniture and equipment	(16,527)	(14,091)
Proceeds from sales of other real estate owned	224,678	58,889
Net cash provided (used) by investing activities	1,679,881	(925,592)

Cash flow from financing activities
Decrease in noninterest-bearing deposits	(19,327)	(1,107,541)
Increase in interest-bearing deposits	93,150	2,886,664
Decrease in federal funds purchased	(1,768,000)	—
Increase (decrease) in borrowings from FHLB	2,000,000	(2,000,000)
Dividends paid on preferred stock	(30,304)	(30,304)

Net cash provided (used) by financing activities	275,519	(251,181)

Net (decrease) increase in cash and cash equivalents	2,280,657	(888,525)

Cash and cash equivalents at beginning of the period	1,638,635	2,483,503

Cash and cash equivalents at end of the period	$3,919,292	$1,594,978
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$103,823	$141,213
Transfer of loans to other real estate	$138,952	$—
Cash paid for taxes	$1,366	$6,582

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

Note 2 – Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2013 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Basic net income per common share computation:
Net income available to common shareholders	$74,165	$131,954
Average common shares outstanding — basic	1,764,439	1,764,439
Basic net income per common share	$0.04	$0.07

Diluted net income per common share computation:
Net income available to common shareholders	$74,165	$131,954
Average common shares outstanding — basic	1,764,439	1,764,439
Incremental shares from assumed conversions:
Stock options	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439
Diluted net income per common share	$0.04	$0.07

Stock options are not deemed dilutive as the average stock price is less than the exercise price of all options.

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation through the date of the filing this form 10-Q to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2014, and determined that one subsequent event occurred requiring accrual or disclosure. On April 14, 2014 the Company repurchased 729 shares of the 2,129 of Series A, Preferred Stock outstanding at par. The repurchase will save the Company approximately $65,610 annually.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The amendments did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014-public companies. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company's financial instruments at the dates indicated are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2014
Financial Instruments - Assets
Cash and due from banks	$3,919,292	$3,919,292	$3,919,292	$—	$—
Securities available-for-sale	22,652,661	22,652,661		22,652,661	—
Securities held-to-maturity	3,468,179	3,394,304	—	3,394,304	—
Nonmarketable equity securities	698,300	698,300	—	698,300	—
Loans, net	76,033,099	76,028,000	—	—	76,028,000
Accrued interest receivable	375,672	375,672	375,672	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	63,286,452	63,286,452	63,286,452	—	—
Time Deposits	27,917,828	27,994,000	—	27,994,000	—
Federal Home Loan Bank advances	9,000,000	9,021,000	—	9,021,000	—
Accrued interest payable	15,215	15,215	15,215	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Financial Instruments – Assets:
Cash and due from banks	$1,638,635	$1,638,635	$1,638,635	$—	$—
Securities available-for-sale	23,645,240	23,645,240	—	22,650,865	994,375
Securities held-to-maturity	3,475,977	3,249,235	—	3,249,235	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	76,650,150	76,672,000	—	—	76,672,000
Accrued interest receivable	398,498	398,498	398,498	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	62,625,179	62,625,179	62,625,179	—	—
Time Deposits	28,505,278	29,598,000	—	29,598,000	—
Federal Home Loan Bank advances	7,000,000	7,018,200	—	7,018,000	—
Accrued interest payable	14,127	14,127	14,127	—	—
Federal funds purchased	1,768,020	1,768,000	1,768,000	—	—

	March 31, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$11,058,000	$—	$10,711,000	$—
Financial standby letters of credit	33,000	—	38,000	—

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At both March 31, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$940,860	$—	$940,860	$—
Corporate bonds	998,320	—	998,320	—
Small Business Administration Securities	9,691,007	—	9,691,007	—
Mortgage-backed securities	7,044,387	—	6,022,693	1,021,694
State, county and municipals	3,978,087	—	3,978,087	—

Total assets	$22,652,661	$—	$21,630,967	$1,021,694

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$913,320	$—	$913,320	$—
Corporate bonds	497,435	—	497,435	—
Small Business Administration Securities	9,827,972	—	9,827,972	—
Mortgage-backed securities	8,633,646	—	7,639,271	994,375
State, county and municipals	3,772,867	—	3,772,867	—
Total assets	$23,645,240	$—	$22,650,865	$994,375

There were no liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,867,061	$—	$—	$3,867,061
Other real estate owned	1,489,895	—	—	1,489,895
Total assets	$5,356,956	$—	$—	$5,356,956

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,992,468	$—	$—	$3,992,468
Other real estate owned	1,544,234	—	—	1,544,234
Total assets	$5,536,702	$—	$—	$5,536,702

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	March 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	3,867,061	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,489,895	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	1,021,694	Fundamental Analysis	Pricing term	9.8 years estimated avg life

	Fair Value as of			General
	December 31, 2013	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	3,528,908	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,544,234	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	994,375	Fundamental Analysis	Pricing term	9.8 years estimated avg life

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2014
Government sponsored enterprises	$998,589	$—	$57,729	$940,860
Corporate Bonds	1,000,000	—	1,680	998,320
Small Business Administration Securities	10,101,694	—	410,687	9,691,007
Mortgage-backed securities	6,982,285	71,168	9,066	7,044,387
State, county and municipal	4,081,250	4,943	108,106	3,978,087
	$23,163,818	$76,111	$587,268	$22,652,661
December 31, 2013
Government sponsored enterprises	$998,229	$—	$84,909	$913,320
Corporate bonds	500,000	—	2,565	497,435
Small Business Administration Securities	10,328,411	35	500,474	9,827,972
Mortgage-backed securities	8,668,091	6,495	40,940	8,633,646
State, county and municipal	3,955,878	—	183,011	3,772,867
	$24,450,609	$6,530	$811,899	$23,645,240

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2014
State, county and municipal	$3,468,179	$3,297	$77,172	$3,394,304
	$3,468,179	$3,297	$77,172	$3,394,304
December 31, 2013
State, county and municipal	$3,475,977	$—	$226,742	$3,249,235
	$3,475,977	$—	$226,742	$3,249,235

Proceeds from sales of available-for-sale securities were $2,084,665 and $1,025,428 for the three month periods ended March 31, 2014 and 2013, respectively. Gross gains of $4,154 and gross losses of $9,051 were recognized on those sales for the three month period ended March 31, 2014 and gross gains of $51 were recognized on those sales for the three month period March 31, 2013. There were no losses recognized on those sales for the three month period ended March 31, 2013.

The amortized costs and fair values of investment securities at March 31, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$21,392	$22,773	$—	$—
Due after one through five years	6,523,875	6,551,916	—	—
Due after five through ten years	14,820,407	14,394,070	1,110,193	1,108,880
Due after ten years	1,798,144	1,683,902	2,357,986	2,285,424

Total securities	$23,163,818	$22,652,661	$3,468,179	$3,394,304

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at March 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$940,860	$57,729	$—	$—	$940,860	$57,729
Corporate Bonds	498,320	1,680	—	—	498,320	1,680
Small Business Administration Securities	6,418,718	220,914	3,272,288	189,773	9,691,006	410,687
Mortgage-backed securities	—	—	958,513	9,066	958,513	9,066
State, county and municipal	2,940,441	91,428	694,119	16,678	3,634,560	108,106
	$10,798,339	$371,751	$4,924,920	$215,517	$15,723,259	$587,268

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$913,320	$84,909	$—	$—	$913,320	$84,909
Corporate Bonds	497,435	2,565	—	—	497,435	2,565
Mortgage-backed securities	6,932,369	40,940	—	—	6,932,369	40,940
Small Business Administration Securities	8,492,186	363,685	1,323,559	136,789	9,815,745	500,474
State, county and municipal	3,359,791	176,626	413,076	6,385	3,772,867	183,011
	$20,195,101	$668,725	$1,736,635	$143,174	$21,931,736	$811,899

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$2,868,004	$77,172	$—	$—	$2,868,004	$77,172

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

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As management has the ability to

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other than temporary.

At March 31, 2014 and December 31, 2013, securities with estimated fair value of $9,957,154 and $4,104,396, respectively, were pledged to secure public deposits as required by law.

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$27,994,413	36%	$28,760,723	37%
Construction, Land Development, & Other Land	8,386,675	11%	8,198,696	11%
Residential Mortgages	12,401,719	16%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	17,352,295	22%	17,388,327	22%
Total Real Estate	66,135,102	85%	66,964,944	86%

Commercial	9,905,809	13%	9,703,862	12%
Consumer	1,327,701	2%	1,293,655	2%
Gross loans	77,368,612	100%	77,962,461	100%
Less allowance for loan losses	(1,335,513)		(1,312,311)
Total loans, net	$76,033,099		$76,650,150

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,733,120	$26,681,317	$7,132,253	$1,279,409	$10,518,642	$15,247,636	$69,592,377
Special Mention	922,376	68,491	1,254,422	6,550	570,980	645,751	3,468,570
Substandard or Worse	250,313	1,244,605	—	41,742	1,312,097	1,458,908	4,307,665
Total	$9,905,809	$27,994,413	$8,386,675	$1,327,701	$12,401,719	$17,352,295	$77,368,612

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$8,468,920	$27,232,107	$7,281,057	$1,240,535	$10,597,540	$15,211,902	$70,032,061
Special Mention	960,219	268,565	413,224	—	573,416	621,617	2,837,041
Substandard or Worse	274,723	1,260,051	504,415	53,120	1,446,242	1,554,808	5,093,359
Total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$77,962,461

The following is an aging analysis of our loan portfolio at March 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	$32,630	$167,954	$200,584	$9,705,225	$9,905,809	$—
Commercial Real Estate	—	—	—	—	27,994,413	27,994,413	—
Construction, Land Development, & Other Land	114,626	—	—	114,626	8,272,049	8,386,675	—
Consumer	—	—	—	—	1,327,701	1,327,701	—
Residential	—	—	228,809	228,809	12,172,910	12,401,179	—
Residential HELOC	157,730	463,291	327,772	948,793	16,403,502	17,352,295	—
Total	$272,356	$495,921	$724,535	$1,492,812	$75,875,800	$77,368,612	$—

The following is an aging analysis of our loan portfolio at December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$155,128	$—	$49,066	$204,194	$9,499,668	$9,703,862	$—
Commercial Real Estate	—	4,820	—	4,820	28,755,903	28,760,723	—
Construction, Land Development, & Other Land	—	—	—	—	8,198,696	8,198,696	—
Consumer	9,024	—	—	9,024	1,284,631	1,293,655	—
Residential	249,571	84,128	356,717	690,416	11,926,782	12,617,198	—
Residential HELOC	184,975	249,787	173,977	608,739	16,779,588	17,388,327	—
Total	$598,698	$338,735	$579,760	$1,517,193	$76,445,268	$77,962,461	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	March 31, 2014	December 31, 2013
Commercial	$216,414	$240,824
Commercial Real Estate	473,518	484,429
Construction, Land Development, & Other Land	—	—
Consumer	—	—
Residential	228,809	356,717
Residential HELOCs	512,764	173,977
Total	$1,431,505	$1,255,947

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the three months ended March 31, 2014 and the year ended December 31, 2013 we received approximately $5,945 and $23,739 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $68,996 and $66,814, respectively.

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	—	—	—	(334)	(4,209)	(97,125)	—	(101,668)
Recoveries	2,290	—	—	—	181	399	—	2,870
Provision	(23,401)	(23,603)	6,729	(14,511)	(39,884)	90,810	125,860	122,000
Ending Balance	$212,958	$81,102	$86,942	$24,947	$184,859	$618,823	$125,882	$1,335,513

Ending Balances:
Individually evaluated for impairment	$62,551	$9,333	$—	$1,408	$113,858	$283,805	$—	$470,955
Collectively evaluated for impairment	$150,407	$71,769	$86,942	$23,539	$71,001	$335,018	$125,882	$864,558

Loans Receivable:
Ending Balance - Total	$9,905,809	$27,994,413	$8,386,675	$1,327,701	$12,401,719	$17,352,295	$—	$77,368,612

Ending Balances:
Individually evaluated for impairment	$250,313	$1,342,628	$500,815	$39,747	$1,350,961	$853,552	$—	$4,338,016
Collectively evaluated for impairment	$9,655,496	$26,651,785	$7,885,860	$1,287,954	$11,050,758	$16,498,743	$—	$73,030,596

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(150)	(5,119)	—	(502)	(15,250)	—	—	(21,021)
Recoveries	7,508	—	—	—	—	399	—	7,907
Provision	(11,783)	6,385	7,949	11,245	17,125	(46,160)	65,239	50,000
Ending Balance	$155,159	$136,152	$99,103	$92,582	$293,208	$399,208	$156,527	$1,231,939

Ending Balances:
Individually evaluated for impairment	$18,108	$60,171	$—	$70,460	$228,921	$165,601	$—	$543,261
Collectively evaluated for impairment	$137,051	$75,981	$99,103	$22,122	$64,287	$233,607	$156,527	$788,678

Loans Receivable:
Ending Balance - Total	$9,794,223	$29,779,442	$7,827,812	$1,490,085	$11,996,472	$20,372,394	$—	$81,260,428

Ending Balances:
Individually evaluated for impairment	$258,960	$1,433,797	$500,427	$321,571	$1,652,254	$463,241	$—	$4,630,250
Collectively evaluated for impairment	$9,535,263	$28,345,645	$7,327,385	$1,168,514	$10,344,218	$19,909,153	$—	$76,630,178

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31,2013:

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $43,133 and $36,328 in interest income on loans that were impaired during the quarter ended March 31, 2014 and 2013, respectively.

At March 31, 2014, the Company had 22 impaired loans totaling $4,338,016 or 5.6% of gross loans. At December 31, 2013, the Company had 25 impaired loans totaling $4,448,601 or 5.7% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at March 31, 2014 or December 31, 2013. There were seven loans restructured or otherwise impaired totaling $1,677,005 not already included in nonaccrual status at March 31, 2014. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2013. During the quarter ended March 31, 2014, we received approximately $5,945 in interest income in relation to loans on non-accrual status and forgone interest was approximately $23,739. During the quarter ended March 31, 2013, we received approximately $919 in interest income in relation to loans on non-accrual status and forgone interest was approximately $90,986.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,095	$43,095	$—	$71,122	$—
Commercial Real Estate	806,295	806,295	—	815,563	5,422
Construction, Land Development, & Other Land	500,815	500,815	—	498,473	6,284
Consumer	—	—	—	—	—
Residential	409,987	409,987	—	411,006	6,482
Residential HELOC	184,992	184,992	—	184,322	1,916

With an allowance recorded
Commercial	$207,218	$207,218	$62,551	$182,450	$593
Commercial Real Estate	536,333	556,357	9,333	898,763	5,718
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	39,747	39,747	1,408	41,697	297
Residential	940,974	965,970	113,858	1,028,951	13,797
Residential HELOC	668,560	797,872	283,805	668,850	2,624

Total
Commercial	$250,313	$250,313	$62,551	$253,572	$593
Commercial Real Estate	1,342,628	1,362,652	9,333	1,714,326	11,140
Construction, Land Development, & Other Land	500,815	500,815	—	498,473	6,284
Consumer	39,747	39,747	1,408	41,697	297
Residential	1,350,961	1,375,957	113,858	1,439,957	20,279
Residential HELOC	853,552	982,864	283,805	853,172	4,540
	$4,338,016	$4,512,348	$470,955	$4,801,197	$43,133

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$95,489	$95,489	$—	$95,358	$474
Commercial Real Estate	838,626	1,014,660	—	1,002,909	5,505
Construction, Land Development, & Other Land	500,427	500,427	—	502,760	6,284
Consumer	—	—	—	—	—
Residential	409,341	409,341	—	408,278	3,966
Residential HELOC	184,959	184,959	—	182,370	1,911

With an allowance recorded
Commercial	$163,471	$163,471	$18,108	$163,813	$613
Commercial Real Estate	595,171	970,610	60,171	955,291	759
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	321,571	450,883	70,460	323,605	854
Residential	1,242,913	1,258,197	228,921	1,257,961	14,418
Residential HELOC	278,282	278,282	165,601	278,250	1,544

Total
Commercial	$258,960	$258,960	$18,108	$259,171	$1,087
Commercial Real Estate	1,433,797	1,985,270	60,171	1,958,200	6,264
Construction, Land Development, & Other Land	500,427	500,427	—	502,760	6,284
Consumer	321,571	450,883	70,460	323,605	854
Residential	1,652,254	1,667,538	228,921	1,666,239	18,384
Residential HELOC	463,241	463,241	165,601	460,620	3,455
	$4,630,250	$5,326,319	$543,261	$5,170,595	$36,328

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,146	$43,146	$—	$71,122	$472
Commercial Real Estate	333,777	333,777	—	336,454	22,173
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	—	—	—	—	—
Residential	464,459	520,872	—	519,387	26,174
Residential HELOC	282,100	282,100	—	405,732	13,620

With an allowance recorded
Commercial	$231,577	$231,577	$86,590	$182,450	$2,590
Commercial Real Estate	1,023,894	1,043,918	12,465	1,377,871	11,860
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,106,577	1,112,809	151,172	1,091,522	58,487
Residential HELOC	418,271	547,584	204,072	419,485	13,329

Total
Commercial	$274,723	$274,723	$86,590	$253,572	$3,062
Commercial Real Estate	1,357,671	1,377,695	12,465	1,714,325	34,033
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,571,036	1,633,681	151,172	1,610,909	84,661
Residential HELOC	700,371	829,684	204,072	825,217	26,949
	$4,448,601	$4,660,583	$456,133	$4,944,193	$175,226

Troubled Debt Restructurings

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At March 31, 2014 and March 31, 2013, we had 11 loans totaling $2,320,021 and 14 loans totaling $2,620,800, respectively, which we considered to be TDRs. During the three months ended March 31, 2014, we did not modify any loans that were considered to be TDRs.

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

Note 6 – Loans Receivable – continued

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

There were no loans restructured within the last twelve months that defaulted during the three months ended March 31, 2014. There was one loan restructured within the previous twelve months totaling $128,606 that defaulted during the three months ended March 31, 2013. The Bank considers any loans that are 30 days or more past due to be in default.

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2014 and December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of period	$1,544,234	$2,214,397
Additions	138,952	251,386
Sales	(193,291)	(717,998)
Write downs	—	(203,551)
Balance, end of period	$1,489,895	$1,544,234

Note 8 – Preferred Stock

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company entered into a Letter of Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised. Because we did not redeem the Series A, Preferred Stock prior to February 15, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $121,210 annually, based on 2,293 shares of Series A and Series B Preferred Stock outstanding) to 9.0% per annum (approximately $206,370 annually, based on 2,293 shares of Series A and Series B Preferred Stock outstanding).

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. This repurchase saved the Company approximately $58,000 in dividend expenses for 2013 and is estimated to save the Company approximately $104,000 in dividend expenses for the year ended December 31, 2014. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased. On April 14, 2014 the Company repurchased 729 shares of the 2,129 of Series A, Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 annually. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
  changes in technology;
  our current and future products, services, applications and functionality and plans to promote them:
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
  changes in the securities markets; and
  other risks and uncertainties detailed in Part I, Item 1A of the Annual Report on Form 10-K and from time to time in our filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Overview

2013 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued into 2014. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin. We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

The Company recorded net income, after tax expense, of $108,918 and net income available to common shareholders of $74,165 for the quarter ended March 31, 2014 compared to net income, after tax benefit, of $166,707 and net income available to common shareholders of $131,954 for the quarter ended March 31, 2013.  Basic and diluted earnings per common share were $0.04 for the first quarter of 2014 compared to earnings per common share of $0.07 in the first quarter of 2013.  The decrease in net income as compared to the first quarter of 2014 is primarily attributable to the decrease in net interest income of $54,738 and an increase of $72,000 in the provision for loan losses. For the period ended March 31, 2014, our net interest margin was 3.99% compared to 4.09% at March 31, 2013.

At March 31, 2014, total assets were $113,106,682, compared to $112,538,793 at December 31, 2013, an increase of $567,889, or 0.50%. Interest-earning assets comprised approximately 90.9% and 92.7% of total assets at March 31, 2014 and December 31, 2013, respectively. Gross loans totaled $77,368,612 and investment securities were $26,819,14 at March 31, 2014.

Deposits totaled $91,204,280 at March 31, 2014 and $91,130,457 at December 31, 2013. FHLB advances were $9,000,000 and $7,000,000 at March 31, 2014 and December 31, 2013, respectively. Shareholders’ equity was $12,681,411 and $12,408,617 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Bank's ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank and the minimum Tier 1 Leverage Capital ratio of 8% and a Total Risk-Based Capital ratio of at least 10% requirements established by the Supervisory Authorities. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2013, as filed on our Annual Report on Form 10-K.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Results of Operations

Three months ended March 31, 2014 and 2013

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2014 and 2013 were 3.99% and 4.09%, respectively.

Net interest income was $1,045,373 during the three months ended March 31, 2014, compared to $1,100,111 for the same period in 2013.  Interest income of $1,150,284 for the three months ended March 31, 2014 included $978,537 on loans, $164,754 on investment securities and $6,993 on federal funds sold and other.   Total interest expense of $104,911 during the three months ended March 31, 2014 included $91,117 related to deposit accounts and $13,794 on FHLB advances and other borrowings. Interest expense decreased from $131,913 for the three months ended March 31, 2013 to $104,911 for the three months ended March 31, 2014, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits.

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

Our provision for loan losses for the three months ended March 31, 2014 was $122,000 an increase of $72,000 or 144%, from our provision for loan losses of $50,000 for the three months ended March 31, 2013. The higher provision for loan losses during the 2014 period relates primarily to the increased home equity delinquencies. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2014 was $75,877, compared to $86,806 for the same period in 2013, Noninterest income for the three months ended March 31, 2014 consisted primarily of service charges on deposit accounts of $69,916, residential mortgage origination fees of $6,151, and other noninterest income of $4,707. Noninterest income for the three months ended March 31, 2013 consisted primarily of service charges on deposit accounts of $30,173, residential mortgage origination fees of $28,333, and other noninterest income of $28,249. The decrease of $10,929 in noninterest income compared to the same period in 2013 is primarily the result of reduction in residential mortgage origination fees, and other noninterest income, and offset by an increase in service charges on deposit accounts. .

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. Our ATM/debit card fee income is included in service charges on deposit accounts and was $32,207 and $29,686 for the three months ended March 31, 2014 and 2013, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013
Compensation and benefits	$475,369	$464,874
Occupancy and equipment	165,952	215,323
Data processing and related costs	78,442	78,443
Marketing, advertising and shareholder communications	20,667	18,543
Legal and audit	51,971	45,559
Other professional fees	1,666	1,447
Supplies and postage	15,068	15,046
Insurance	11,812	10,902
Credit related expenses	2,153	1,201
Regulatory fees and FDIC insurance	30,132	40,607
Net (profit) cost of operation of other real estate owned	(18,826)	12,959
Other	54,560	58,724
Total noninterest expense	$888,966	$963,628

The most significant component of noninterest expense is compensation and benefits, which totaled $475,369 for the three months ended March 31, 2014, compared to $464,874 for the three months ended March 31, 2013. The increase is primarily related to increase in salaries due to employee performance.  Marketing and advertising increased from $18,543 for the three months ended March 31, 2013, to $20,667 for the three months ended March 31, 2014. Regulatory fees decreased from $40,607 for the three months ended March 31, 2013, to $30,132 for the three months ended March 31, 2014 due to a change in the assessment base used to calculate the fees. Other real estate expenses decreased from $12,959 for the three months ended March 31, 2013, to a profit of $18,826 for the three months ended March 31, 2014 as a result of gains on the sale of other real estate of $31,387 during the three months ended March 31, 2014.

Income Tax Expenses

The Company had reported taxable income for the three months ended March 31, 2014 and March 31, 2013. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods. The Company recorded income tax expense of $1,366 for the quarter ended March 31, 2014 related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2014 were $77,368,612, or 75.4% of interest-earning assets and 68.4% of total assets, compared to $77,962,461, or 74.9% of interest-earning assets and 69.3% of total assets, at December 31, 2013.

Loans secured by real estate mortgages comprised approximately 85.5% of loans outstanding at March 31, 2014 and 85.9% at December 31, 2013. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 12.8% and 12.5% of our loan portfolio at March 31, 2014 and December 31, 2013, respectively. Our construction, development, and land loans represented approximately 10.8% and 10.5% of our loan portfolio at March 31, 2014 and December 31, 2013, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$27,994,413	36%	$28,760,723	37%
Construction, Land Development, & Other Land	8,386,675	11%	8,198,696	11%
Residential Mortgages	12,401,719	16%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	17,352,295	22%	17,388,327	22%
Total Real Estate	66,135,102	85%	66,964,944	86%

Commercial	9,905,809	13%	9,703,862	12%
Consumer	1,327,701	2%	1,293,655	2%
Gross loans	77,368,612	100%	77,962,461	100%
Less allowance for loan losses	(1,335,513)		(1,312,311)
Total loans, net	$76,033,099		$76,650,150

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the three months ended March 31, 2014 and 2013 is presented below:

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of the period	$1,312,311	$1,295,053
Provision for loan losses	122,000	50,000
Loans charged-off	(101,668)	(21,021)
Recoveries of loans previously charged-off	2,870	7,907
Balance at end of the period	$1,335,513	$1,331,939

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The allowance for loan losses was $1,335,513 and $1,312,311 as of March 31, 2014 and December 31, 2013, respectively, and represented 1.73% and 1.68% of outstanding loans at March 31, 2014 and December 31, 2013, respectively.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $4,338,016 and $4,448,601 in impaired loans at March 31, 2014 and December 31, 2013, respectively. The valuation allowances related to impaired loans totaled $470,955 and $456,133 at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, nonaccrual loans totaled $1,431,505 and $1,255,947, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of March 31, 2014 and December 31, 2013 were $91,204,280 and $91,130,457, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2014 (annualized) and the year ended December 31, 2013.

	March 31, 2014		December 31, 2013
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$12,514,311	-%	$14,164,287	-%
Interest-bearing checking	5,935,090	0.15	5,695,579	0.17
Money market	43,006,390	0.29	44,316,767	0.36
Savings	1,236,696	0.19	1,142,886	0.23
Time deposits less than $100,000	12,799,147	0.76	12,950,489	0.86
Time deposits $100,000 and over	15,346,242	0.87	16,103,530	0.89
Total	$90,837,876	0.47%	$94,373,538	0.53%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $75,822,584 and $75,762,335 at March 31, 2014 and December 31, 2013, respectively. Our loan-to-deposit ratio was 84.83% and 85.55% at March 31, 2014 and December 31, 2013, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $12,550,000 at March 31, 2014.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At March 31, 2014 and December 31, 2013, we had $9,000,000 and $7,000,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $13,500,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate at March 31, 2014.

Amount	Grant Date	Maturity Date	Interest Rate

$1,000,000	8/12/2013	8/12/2014	0.30%
$2,000,000	12/17/2013	12/17/2014	0.36%
$1,000,000	8/11/2011	8/11/2015	1.07%
$2,500,000	9/24/2013	9/24/2015	0.51%
$2,500,000	9/24/2013	9/23/2016	0.95%

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

At March 31, 2014, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At March 31, 2014, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 23.5% at March 31, 2014 compared to 22.5% as of December 31, 2013. At March 31, 2014, $9,957,154 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Capital Resources

Total shareholders’ equity was $12,681,411 at March 31, 2014, an increase of $272,794 from $12,408,617 at December 31, 2013. The increase is primarily due to the net income for the period of $108,918.

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

The following table sets forth the Bank’s capital ratios at March 31, 2014 and December 31, 2013:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital (to risk-weighted assets)	$13,165	16.80%	$6,268	8.00%	$7,834	10.00%
Tier 1 capital (to risk-weighted assets)	12,181	15.55%	3,134	4.00%	4,701	6.00%
Tier 1 capital (to average assets)	12,181	10.74%	4,538	4.00%	5,673	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$13,102	16.47%	$6,364	8.00%	$7,953	10.00%
Tier 1 capital (to risk-weighted assets)	12,103	15.22%	3,181	4.00%	4,772	6.00%
Tier 1 capital (to average assets)	12,103	10.80%	4,483	4.00%	5,604	5.00%

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules begin to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At March 31, 2014 and December 31, 2013, we had issued commitments to extend credit of approximately $11,058,000 and $10,711,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2014 and December 31, 2013, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $33,000 and $38,00 at March 31, 2014 and December 31, 2013, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2014	By: /s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

