Form 10-Q
period 2014-06-30
Congaree Bancshares Inc
filed 2014-08-14
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 8, 2014.

Part I - Financial Information

Item 1. Financial Statements

Congaree Bancshares, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Cash and due from banks	$3,736,731	$1,638,635
Securities available-for-sale	23,358,212	23,645,240
Securities held-to-maturity (estimated fair value of $3,428,685 and $3,249,235 at June 30, 2014 and December 31, 2013, respectively)	3,460,478	3,475,977
Non-marketable equity securities	518,300	553,200
Loans receivable	75,328,786	77,962,461
Less allowance for loan losses	1,217,067	1,312,311
Loans, net	74,111,719	76,650,150

Premises, furniture and equipment, net	2,901,129	2,960,583
Accrued interest receivable	365,649	398,498
Other real estate owned	1,818,474	1,544,234
Other assets	1,410,876	1,672,276
Total assets	$111,681,568	$112,538,793
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$13,981,483	$12,925,414
Interest-bearing transaction accounts	7,330,801	5,667,203
Savings and money market	44,811,129	44,032,562
Time deposits $100,000 and over	14,531,205	15,368,122
Other time deposits	11,560,693	13,137,156
Total deposits	92,215,311	91,130,457

Federal Funds purchased	—	1,768,000
Federal Home Loan Bank advances	7,000,000	7,000,000
Accrued interest payable	16,791	14,127
Other liabilities	264,701	217,592
Total liabilities	99,496,803	100,130,176

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 and 2,129 shares issued and outstanding at June 30, 2014 and December 31 2013, respectively	1,388,007	2,117,147
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2014 and December 31, 2013	164,822	166,352
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2014 and December 31, 2013	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(6,918,325)	(7,049,470)
Accumulated other comprehensive loss	(155,707)	(531,380)

Total shareholders’ equity	12,184,765	12,408,617
Total liabilities and shareholders’ equity	$111,681,568	$112,538,793

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30
	2014	2013	2014	2013
Interest income:
Loans, including fees	$1,947,277	$2,138,029	$968,740	$1,082,074
Investment securities, taxable	330,453	323,270	165,699	152,220
Investment securities, non-taxable	—	2,203	—	71
Federal funds sold and other	12,840	8,539	5,847	5,652
Total interest income	2,290,570	2,472,041	1,140,286	1,240,017

Interest expense:
Time deposits $100,000 and over	65,132	74,341	32,044	37,070
Other deposits	116,075	150,190	58,046	72,394
Other borrowings	27,708	21,394	13,914	4,548
Total interest expense	208,915	245,925	104,004	114,012

Net interest income	2,081,655	2,226,116	1,036,282	1,126,005

Provision for loan losses	178,000	185,000	56,000	135,000

Net interest income after provision for loan losses	1,903,655	2,041,116	980,282	991,005

Noninterest income:
Service charges on deposit accounts	138,858	125,684	68,942	95,511
Residential mortgage origination fees	18,386	39,144	12,235	10,811
(Loss) gain on sale of securities available for sale	(4,478)	185,238	419	185,187
Other	12,957	9,344	8,250	(18,905)
Total noninterest income	165,723	359,410	89,846	272,604

Noninterest expenses:
Salaries and employee benefits	945,962	908,900	470,593	444,026
Net occupancy	153,102	279,775	73,560	141,437
Furniture and equipment	176,001	154,484	89,591	77,499
Professional fees	116,400	104,418	62,763	57,412
Regulatory fees and FDIC assessment	60,564	72,900	30,432	32,293
Net (profit) cost of operation of other real estate owned	(7,609)	169,817	11,217	156,858
Other operating	415,453	378,170	232,751	195,311
Total noninterest expense	1,859,873	2,068,464	970,907	1,104,836
Income before income taxes	209,505	332,062	99,221	158,773
Income tax expense	(1,366)	(12,382)	—	(5,800)
Net income	208,139	319,680	99,221	152,973
Net accretion of preferred stock to redemption value	8,896	8,899	4,447	4,450
Preferred dividends	68,098	60,606	37,794	30,302
Net income available to common shareholders	$131,145	$250,175	$56,980	$118,221
Income per common share
Basic and diluted income per common share	$0.07	$0.14	$0.03	$0.07
Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Six months ended June 30,
	2014	2013
Net Income	$208,139	$319,680
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities available for sale, net of tax (expense) benefit of ($192,007) at June 30, 2014 and $247,364 at June 30, 2013.	372,718	(480,014)
Reclassification adjustment for (gains) losses included in net income, net of tax benefit (expense) of $1,523 at June 30, 2014 and ($62,981) at June 30, 2013	2,955	(122,257)
Other comprehensive income (loss)	375,673	(602,271)
Comprehensive Income (loss)	$583,812	$(282,591)

	Three months ended June 30,
	2014	2013
Net Income	$99,221	$152,973
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities available for sale, net of tax (expense) benefit of ($93,639) at June 30, 2014 and $220,920 at June 30, 2013.	181,770	(428,845)
Reclassification adjustment for gains included in net income, net of tax expense of $142 at June 30, 2014 and $62,964 at June 30, 2013	(277)	(122,223)
Other comprehensive income (loss)	181,493	(551,068)
Comprehensive Income (loss)	$280,714	$(398,095)

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2014 and 2013 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total
Balance,
December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Accretion of Series A discount on preferred stock		10,429				(10,429)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(60,606)		(60,606)
Net income						319,680		319,680
Other comprehensive loss							(602,271)	(602,271)
Balance,
June 30, 2013	2,293	$2,274,600	1,764,439	$17,644	$17,688,324	$(7,683,045)	$(191,625)	$12,105,898

Balance,
December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617
Accretion of Series A discount on preferred stock		10,426				(10,426)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(68,098)		(68,098)
Repurchase of preferred stock	(729)	(739,566)						(739,566)
Net income						208,139		208,139
Other comprehensive income							375,673	375,673
Balance,
June 30, 2014	1,564	$1,552,829	1,764,439	$17,644	$17,688,324	$(6,918,325)	$(155,707)	$12,184,765

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities
Net income	$208,139	$319,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	178,000	185,000
Depreciation and amortization expense	85,165	73,626
Discount accretion and premium amortization	58,769	52,562
Decrease in accrued interest receivable	32,849	49,025
(Increase) decrease in accrued interest payable	(2,664)	9,847
Loss (gain) from sale of securities available-for-sale	4,478	(185,238)
Write downs on other real estate owned	—	140,000
(Gain) loss on sales of other real estate owned	(23,531)	14,395
Decrease in other assets	72,950	79,784
Increase in other liabilities	47,109	1,624
Net cash provided by operating activities	661,263	720,611

Cash flow from investing activities
Purchase of securities available-for-sale	(3,289,565)	(4,387,189)
Proceeds from maturities, calls and paydowns of securities available-for-sale	414,186	350,646
Proceeds from sales of securities available-for-sale	3,684,111	6,497,468
Proceeds from sale and redemption of other investments	34,900	136,800
Net decrease (increase) in loans receivable	1,825,870	(937,371)
Purchase of premises, furniture and equipment	(25,711)	(74,420)
Proceeds from sale of other real estate owned	283,852	198,605

Net cash provided by investing activities	2,927,643	1,784,539

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	1,056,069	(546,048)
Increase in interest-bearing deposits	28,785	1,607,136
Decrease in federal funds purchased	(1,768,000)	—
Decrease in borrowings from FHLB	—	(3,000,000)
Repurchase of preferred stock	(739,566)	—
Dividends paid on preferred stock	(68,098)	(60,606)
Net cash used by financing activities	(1,490,810)	(1,999,518)

Net increase in cash and cash equivalents	2,098,096	505,632

Cash and cash equivalents at beginning of the period	1,638,635	2,483,503

Cash and cash equivalents at end of the period	$3,736,731	$2,989,135

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$206,251	$255,772
Transfer of loans to other real estate	$534,561	$79,383
Cash paid for taxes	$1,366	$12,382

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the six and three months ended June 30, 2014 and 2013:

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic net income per common share computation:
Net income available to common shareholders	$131,145	$250,175	$56,980	$118,221
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.07	$0.14	$0.03	$0.07

Diluted net income per common share computation:
Net income available to common shareholders	$131,145	$250,175	$56,980	$118,221
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.07	$0.14	$0.03	$0.07

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or June 30, 2014, and determined that no subsequent events occurred requiring accrual or disclosure.

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company's financial instruments at the dates indicated are as follows:

Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014
Financial Instruments - Assets
Cash and due from banks	$3,736,731	$3,736,731	$3,736,731	$—	$—
Securities available-for-sale	23,358,212	23,358,212	—	22,353,482	1,004,730
Securities held-to-maturity	3,460,478	3,428,685	—	3,428,685	—
Nonmarketable equity securities	518,300	518,300	—	518,300	—
Loans, net	74,111,719	73,488,000	—	—	73,488,000
Accrued interest receivable	365,649	365,649	365,649	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,123,413	66,123,413	66,123,413	—	—
Time Deposits	26,091,898	26,155,000	—	26,155,000	—
Federal Home Loan Bank advances	7,000,000	7,019,000	—	7,019,000	—
Accrued interest payable	16,791	16,791	16,791	—	—

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Financial Instruments – Assets:
Cash and due from banks	$1,638,635	$1,638,635	$1,638,635	$—	$—
Securities available-for-sale	23,645,240	23,645,240	—	22,650,865	994,375
Securities held-to-maturity	3,475,977	3,249,235	—	3,249,235	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	76,650,150	76,672,000	—	—	76,672,000
Accrued interest receivable	398,498	398,498	398,498	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	62,625,179	62,625,179	62,625,179	—	—
Time Deposits	28,505,278	29,598,000	—	29,598,000	—
Federal Home Loan Bank advances	7,000,000	7,018,000	—	7,018,000	—
Accrued interest payable	14,127	14,127	14,127	—	—
Federal funds purchased	1,768,000	1,768,000	1,768,000	—	—

	June 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,882,000	$—	$10,711,000	$—
Financial standby letters of credit	48,000	—	38,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,558,964	$—	$1,558,964	$—
Corporate bonds	1,001,250	—	1,001,250	—
Mortgage-backed securities	7,030,474	—	6,025,744	1,004,730
Small Business Administration Securities	9,735,547	—	9,735,547	—
State, county and municipals	4,031,977	—	4,031,977	—

Total assets	$23,358,212	$—	$22,353,482	$1,004,730

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$913,320	$—	$913,320	$—
Corporate bonds	497,435	—	497,435
Mortgage-backed securities	8,633,646	—	7,639,271	994,375
Small Business Administration Securities	9,827,972	—	9,827,972	—
State, county and municipals	3,772,867	—	3,772,867	—

Total assets	$23,645,240	$—	$22,650,865	$994,375

There were no liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,283,751	$—	$—	$3,283,751
Other real estate owned	1,818,474	—	—	1,818,474
Total assets	$5,102,225	$—	$—	$5,102,225

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,992,468	$—	$—	$3,992,468
Other real estate owned	1,544,234	—	—	1,544,234
Total assets	$5,536,702	$—	$—	$5,536,702

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	June 30, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	3,283,751	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,818,474	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	1,004,730	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life

	Fair Value as of			General
	December 31, 2013	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	3,992,468	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,544,234	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	994,375	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2014
Government sponsored enterprises	$1,593,585	$—	$34,621	$1,558,964
Corporate bonds	1,000,000	1,250	—	1,001,250
Mortgage-backed securities	6,944,796	93,244	7,566	7,030,474
Small Business Administration Securities	9,990,248	401	255,102	9,735,547
State, county and municipal	4,065,749	17,379	51,151	4,031,977
	$23,594,378	$112,274	$348,440	$23,358,212

December 31, 2013
Government sponsored enterprises	$998,229	$—	$84,909	$913,320
Corporate bonds	500,000	—	2,565	497,435
Mortgage-backed securities	8,668,091	6,495	40,940	8,633,646
Small Business Administration Securities	10,328,411	35	500,474	9,827,972
State, county and municipal	3,955,878	—	183,011	3,772,867
	$24,450,609	$6,530	$811,899	$23,645,240

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2014
State, county and municipal	$3,460,478	$7,829	$39,622	$3,428,685
	$3,460,478	$7,829	$39,622	$3,428,685

December 31, 2013
State, county and municipal	$3,475,977	$—	$226,742	$3,249,235
	$3,475,977	$—	$226,742	$3,249,235

Proceeds from sales of available-for-sale securities were $3,684,111 and $6,497,646 for the six month periods ended June 30, 2014 and 2013, respectively. Gross gains of $4,574 and gross losses of $9,052 were recognized on those sales for the six month period ended June 30, 2014 and gross gains of $185,238 were recognized on those sales for the six month period June 30, 2013. There were no losses recognized on those sales for the six month period ended June 30, 2013.

Proceeds from sales of available-for-sale securities were $1,599,446 and $5,472,038 for the three months ended June 30, 2014 and 2013, respectively. Gross gains of $419 and $185,187 were recognized on those sales for the three months ended June 30, 2014 and 2013, respectively. There were no losses recognized on those sales for the three months ended June 30, 2014 and June 30, 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The amortized costs and fair values of investment securities at June 30, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$16,776	$17,827	$—	$—
Due after one through five years	3,111,963	3,077,468	—	—
Due after five through ten years	20,127,737	19,913,465	1,106,599	1,106,210
Due after ten years	337,902	349,452	2,353,879	2,322,475

Total securities	$23,594,378	$23,358,212	$3,460,478	$3,428,685

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at June 30, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$593,364	$1,540	$965,600	$33,081	$1,558,964	$34,621
Corporate Bonds	—	—	—	—	—	—
Small Business Administration Securities	—	—	8,181,172	255,102	8,181,172	255,102
Mortgage-backed securities	—	—	949,503	7,566	949,503	7,566
State, county and municipal	453,002	1,540	2,371,049	49,611	2,824,051	51,151
	$1,046,366	$3,080	$12,467,324	$345,360	$13,513,690	$348,440

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$913,320	$84,909	$—	$—	$913,320	$84,909
Small Business Administration securities	8,492,186	363,685	1,323,559	136,789	9,815,745	500,474
Mortgage-backed securities	6,932,369	40,940	—	—	6,932,369	40,940
Corporate Bonds	497,435	2,565	—	—	497,435	2,565
State, county and municipal	3,359,791	176,626	413,076	6,385	3,772,867	183,011
	$20,195,101	$668,725	$1,736,635	$143,174	$21,931,736	$811,899

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$1,106,210	$388	$1,791,876	$39,234	$2,898,086	$39,622

	$1,106,210	$388	$1,791,876	$39,234	$2,898,086	$39,622

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

At June 30, 2014 and December 31, 2013, securities with estimated fair value of $11,433,957 and $9,957,154, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$28,336,998	38%	$28,760,723	37%
Construction, Land Development & Other Land	8,156,019	11%	8,198,696	11%
Residential Mortgages	11,641,445	15%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	16,679,400	22%	17,388,327	22%
Total Real Estate	64,813,862	86%	66,964,944	86%

Commercial	8,959,193	12%	9,703,862	12%
Consumer	1,555,731	2%	1,293,655	2%
Gross loans	75,328,786	100%	77,962,461	100%
Less allowance for loan losses	(1,217,067)		(1,312,311)
Total loans, net	$74,111,719		$76,650,150

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

The following is an analysis of our loan portfolio by credit quality indicators at June 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Residential	Residential HELOCs	Consumer	Total
Grade
Pass	$7,827,554	$26,736,164	$7,491,039	$9,931,671	$15,149,128	$1,446,522	$68,582,078
Special Mention	895,818	359,748	664,980	568,387	584,241	69,128	3,142,302
Substandard or Worse	235,821	1,241,086	—	1,141,387	946,031	40,081	3,604,406
Total	$8,959,193	$28,336,998	$8,156,019	$11,641,445	$16,679,400	$1,555,731	$75,328,786

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2013:

			Construction,
			Land,
			Development,
		Commercial	and		Residential
	Commercial	Real Estate	Other Land	Residential	HELOCs	Consumer	Total
Grade:
Pass	$8,468,920	$27,232,107	$7,281,057	$10,597,540	$15,211,902	$1,240,535	$70,032,061
Special mention	960,219	268,565	413,224	573,416	621,617	—	2,837,041
Substandard or worse	274,723	1,260,051	504,415	1,446,242	1,554,808	53,120	5,093,359
Total	$9,703,862	$28,760,723	$8,198,696	$12,617,198	$17,388,327	$1,293,655	$77,962,461

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at June 30, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	$—	$161,856	$161,856	$8,797,337	$8,959,193	$—
Commercial Real Estate	—	—	—	—	28,336,998	28,336,998	—
Construction, Land Development, & Other Land	112,441	—	—	112,441	8,043,578	8,156,019	—
Consumer	2,980	—	—	2,980	1,552,751	1,555,731	—
Residential	—	—	208,458	208,458	11,432,987	11,641,445	—
Residential HELOC	—	157,747	—	157,747	16,521,653	16,679,400	—
Total	$115,421	$157,747	$370,314	$643,482	$74,685,304	$75,328,786	$—

The following is an aging analysis of our loan portfolio at December 31, 2013:

							Recorded
			Greater				Investment
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	> 90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Commercial	$155,128	$	$49,066	$204,194	$9,499,668	$9,703,862	$—
Commercial real estate		4,820		4,820	28,755,903	28,760,723	—
Construction, land development and other land		—	—		8,198,696	8,198,696	—
Consumer	9,024	—		9,024	1,284,631	1,293,655	—
Residential	249,571	84,128	356,717	690,416	11,926,782	12,617,198	—
Residential HELOC	184,975	249,787	173,977	608,739	16,779,588	17,388,327
Total	$598,698	$338,735	$579,760	$1,517,193	$76,445,268	$77,962,461	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	June 30, 2014	December 31, 2013
Commercial	$202,477	$240,824
Commercial Real Estate	470,657	484,429
Construction, Land Development, & Other Land	—	—
Consumer	—	—
Residential	208,458	356,717
Residential HELOCs	—	173,977
Total	$881,592	$1,255,947

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the six months ended June 30, 2014 and the year ended December 31, 2013, we received approximately $1,071 and $23,739 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $79,216 and $66,814, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	(3,821)	—	—	(7,572)	(4,209)	(262,661)	—	(278,263)
Recoveries	4,040	—	—	—	181	798	—	5,019
Provision	(45,121)	(22,545)	2,872	4,583	(51,443)	129,865	159,789	178,000
Ending Balance	$189,167	$82,160	$83,085	$36,803	$173,300	$492,741	$159,811	$1,217,067

Ending Balances:
Individually evaluated for impairment	$48,446	$6,773	$—	$14,039	$103,697	$165,535	$—	$338,490
Collectively evaluated for impairment	$140,721	$75,387	$83,085	$22,764	$69,603	$327,206	$159,811	$878,577

Loans Receivable:
Ending Balance - Total	$8,959,193	$28,336,998	$8,156,019	$1,555,731	$11,641,445	$16,679,400	$—	$75,328,786

Ending Balances:
Individually evaluated for impairment	$235,821	$1,334,121	$498,415	$100,868	$1,174,799	$278,217	$—	$3,622,241
Collectively evaluated for impairment	$8,723,372	$27,002,877	$7,657,604	$1,454,863	$10,466,646	$16,401,183	$—	$71,706,545

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$212,958	$81,102	$86,942	$24,947	$184,860	$618,823	$125,881	$1,335,513
Charge Offs	(3,821)	—	—	(7,238)	—	(165,536)	—	(176,595)
Recoveries	1,750	—	—	—	—	399	—	2,149
Provision	(21,720)	1,058	(3,857)	19,094	(11,560)	39,055	33,930	56,000
Ending Balance	$189,167	$82,160	$83,085	$36,803	$173,300	$492,741	$159,811	$1,217,067

Ending Balances:
Individually evaluated for impairment	$48,446	$6,773	$—	$14,039	$103,697	$165,535	$—	$338,490
Collectively evaluated for impairment	$140,721	$75,387	$83,085	$22,764	$69,603	$327,206	$159,811	$878,577

Loans Receivable:
Ending Balance - Total	$8,959,193	$28,336,998	$8,156,019	$1,555,731	$11,641,445	$16,679,400	$—	$75,328,786

Ending Balances:
Individually evaluated for impairment	$235,821	$1,334,121	$498,415	$100,868	$1,174,799	$278,217	$—	$3,622,241
Collectively evaluated for impairment	$8,723,372	$27,002,877	$7,657,604	$1,454,863	$10,466,646	$16,401,183	$—	$71,706,545

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(150)	(48,422)	—	(48,064)	(37,191)	—	—	(133,827)
Recoveries	8,545	—	—	—	798	—	—	9,343
Provision	(8,213)	7,914	15,077	22,296	8,042	94,333	45,551	185,000
Ending Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569

Ending Balances:
Individually evaluated for impairment	$25,851	$957	$—	$18,123	$196,618	$165,585	$—	$407,134
Collectively evaluated for impairment	$133,915	$93,421	$106,231	$37,948	$66,364	$373,717	$136,839	$948,435

Loans Receivable:
Ending Balance - Total	$9,463,140	$30,174,502	$8,351,200	$1,565,248	$13,422,822	$18,457,837	$—	$81,434,749

Ending Balances:
Individually evaluated for impairment	$266,545	$1,382,785	$496,827	$106,133	$1,830,927	$463,225	$—	$4,546,442
Collectively evaluated for impairment	$9,196,595	$28,791,717	$7,854,373	$1,459,115	$11,591,895	$17,994,612	$—	$76,888,307

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$155,159	$136,152	$99,103	$92,583	$293,208	$399,208	$156,527	$1,331,940
Charge Offs	—	(43,303)	—	(47,562)	(21,942)	—		(112,807)
Recoveries	1,037	—	—	—	399	—	—	1,436
Provision	3,570	1,529	7,128	11,050	(8,683)	140,094	(19,688)	135,000
Ending Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569

Ending Balances:
Individually evaluated for impairment	$25,851	$957	$—	$18,123	$196,618	$165,585	$—	$407,134
Collectively evaluated for impairment	$133,915	$93,421	$106,231	$37,948	$66,364	$373,717	$136,839	$948,435

Loans Receivable:
Ending Balance - Total	$9,463,140	$30,174,502	$8,351,200	$1,565,248	$13,422,822	$18,457,837	$—	$81,434,749

Ending Balances:
Individually evaluated for impairment	$266,545	$1,382,785	$496,827	$106,133	$1,830,927	$463,225	$—	$4,546,442
Collectively evaluated for impairment	$9,196,595	$28,791,717	$7,854,373	$1,459,115	$11,591,895	$17,994,612	$—	$76,888,307

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2013.

			Construction,
			Land
			Development
		Commercial	and Other			Residential
	Commercial	Real Estate	Land	Consumer	Residential	HELOCs	Unallocated	Total
Allowance for loan losses:
Beginning balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge-offs	(70,951)	(58,362)		(54,514)	(93,201)	(140,000)	—	(417,028)
Recoveries	27,691		—	—	738	857	—	29,286
Provisions	117,745	28,181	(10,941)	12,467	29,901	318,913	(91,266)	405,000
Ending balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Ending balances:
Individually evaluated for impairment	$86,590	$12,465	$—	$1,834	$151,172	$204,072	$—	$456,133
Collectively evaluated for impairment	$147,479	$92,240	$80,213	$37,958	$77,599	$420,667	$22	$856,178
Loans receivable:
Ending balance - total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$—	$77,962,461
Ending balances:
Individually evaluated for impairment	$274,723	$1,357,671	$504,415	$40,385	$1,571,036	$700,371	$—	$4,448,601
Collectively evaluated for impairment	$9,429,139	$27,403,052	$7,694,281	$1,253,270	$11,046,162	$16,687,956	$—	$73,513,860

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $77,732 and $175,226 in interest income on loans that were impaired during the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, the Company had 18 impaired loans totaling $3,622,241 or 4.8% of gross loans. At December 31, 2013, the Company had 25 impaired loans totaling $4,448,601 or 5.7% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at June 30, 2014 or December 31, 2013. There were seven loans restructured or otherwise impaired totaling $1,515,466 not already included in nonaccrual status at June 30, 2014. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2013. During the quarter ended June 30, 2014, we received approximately $1,071 in interest income in relation to loans on non-accrual status and forgone interest was approximately $79,216. During the quarter ended June 30, 2013, we received approximately $919 in interest income in relation to loans on non-accrual status and forgone interest was approximately $90,986.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the six months ended June 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,095	$43,095	$—	$71,122	$—
Commercial Real Estate	329,691	329,691	—	336,454	10,866
Construction, Land Development, & Other Land	498,415	498,415	—	498,473	12,594
Consumer	—	—	—	—	—
Residential	451,242	451,242	—	576,276	8,750
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$192,726	$192,726	$48,446	$170,387	$1,188
Commercial Real Estate	1,004,430	1,024,454	6,773	1,377,871	14,468
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	100,868	230,180	14,039	106,198	1,623
Residential	723,557	748,949	103,697	929,221	25,139
Residential HELOC	278,217	278,217	165,535	278,264	3,104

Total
Commercial	$235,821	$235,821	$48,446	$241,509	$1,188
Commercial Real Estate	1,334,121	1,354,145	6,773	1,714,325	25,334
Construction, Land Development, & Other Land	498,415	498,415	—	498,473	12,594
Consumer	100,868	230,180	14,039	106,198	1,623
Residential	1,174,799	1,200,191	103,697	1,505,497	33,889
Residential HELOC	278,217	278,217	165,535	278,264	3,104
	$3,622,241	$3,796,969	$338,490	$4,344,266	$77,732

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,146	$43,146	$—	$71,122	$472
Commercial Real Estate	333,777	333,777	—	336,454	22,173
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	—	—	—	—	—
Residential	464,459	520,872	—	519,387	26,174
Residential HELOC	282,100	282,100	—	405,732	13,620

With an allowance recorded
Commercial	$231,577	$231,577	$86,590	$182,450	$2,590
Commercial Real Estate	1,023,894	1,043,918	12,465	1,377,871	11,860
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,106,577	1,112,809	151,172	1,091,522	58,487
Residential HELOC	418,271	547,584	204,072	419,485	13,329

Total
Commercial	$274,723	$274,723	$86,590	$253,572	$3,062
Commercial Real Estate	1,357,671	1,377,695	12,465	1,714,325	34,033
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,571,036	1,633,681	151,172	1,610,909	84,661
Residential HELOC	700,371	829,684	204,072	825,217	26,949
	$4,448,601	$4,660,583	$456,133	$4,944,193	$175,226

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At June 30, 2014 and December 31, 2013, we had 10 loans totaling $2,145,505 and 14 loans totaling $2,620,800, respectively, which we considered to be TDRs. During the three and six months ended June 30, 2014 and 2013, we did not modify any loans that were considered to be TDRs.

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

There were no loans restructured within the last twelve months that defaulted during the three months ended June 30, 2014. There was one loan restructured within the previous twelve months totaling $118,761 that defaulted during the six months ended June 30, 2014. The Bank considers any loans that are 30 days or more past due to be in default.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended June 30, 2014 and December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of period	$1,544,234	$2,214,397
Additions	534,561	251,386
Sales	(260,321)	(717,998)
Write downs	—	(203,551)
Balance, end of period	$1,818,474	$1,544,234

Note 8 - Dividends on Series A Preferred Stock Issued to the U.S. Treasury

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company entered into a Letter Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised. Because we did not redeem the Series A, Preferred Stock prior to February 15, 2014, the cost of this capital increased on that date from 5.0% per annum (approximately $121,210 annually) to 9.0% per annum (approximately $206,370 annually). The Series B, Preferred Stock, has a dividend rate of 9% per year.

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. This repurchase saved the Company approximately $58,000 in dividend expenses for 2013 and is estimated to save the Company approximately $104,000 in dividend expenses for the year ended December 31, 2014. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased.

On April 14, 2014 the Company repurchased 729 shares of the 2,129 shares of Series A, Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of June 30, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2013 filed with the SEC, and the following:

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Overview

The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well as we move through 2014. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin. We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

The Company recorded net income, after tax expense, of $208,139 and net income available to common shareholders of $131,145 for the six months ended June 30, 2014 compared to net income, after tax benefit, of $319,680 and net income available to common shareholders of $250,175 for the six months ended June 30, 2013.  Basic and diluted income per common share were $0.07 for the first six months of 2014 compared to basic and diluted income per common share of $0.14 in the first six months of 2013.  The decrease in net income for the first six months of 2014 as compared to the first six months of 2013 is primarily attributable to the decrease in net interest income of $144,461. For the period ended June 30, 2014, our net interest margin was 4.00% compared to 4.13% at June 30, 2013.

The Company recorded net income, after tax provision, of $99,221 and net income available to common shareholders of $56,980 for the three months ended June 30, 2014, compared to net income, after tax provision, of $152,973 and net income available to common shareholders of $118,221 for the three months ended June 30, 2013.  Basic earnings per share were $0.03 and $0.07 for the second quarter of 2014 and 2013, respectively.

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2014 and 2013 were 4.00% and 4.13%, respectively.  Our annualized net interest margins for the three months ended June 30, 2014 and 2013 were 4.01% and 4.18%, respectively.

At June 30, 2014, total assets were $111,681,568, compared to $112,538,793 at December 31, 2013, a decrease of $857,225, or 0.76%. Interest-earning assets comprised approximately 90.8% and 92.7% of total assets at June 30, 2014 and December 31, 2013, respectively. Gross loans totaled $75,328,786 and investment securities were $26,818,690 at June 30, 2014.

Deposits totaled $92,215,311 at June 30, 2014 and $91,130,457 at December 31, 2013. FHLB advances were $7,000,000 at June 30, 2014 and December 31, 2013. Shareholders’ equity was $12,184,765 and $12,408,617 at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the Bank's ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank and the minimum Tier 1 Leverage Capital ratio of 8% and a Total Risk-Based Capital ratio of at least 10% requirements established by the Bank’s supervisory authorities. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Results of Operations

Six months ended June 30, 2014 and 2013

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the six months ended June 30, 2014 and 2013 were 4.00% and 4.13%, respectively.  Our annualized net interest margins for the three months ended June 30, 2014 and 2013 were 4.01% and 4.18%, respectively.

Net interest income was $2,081,655 during the six months ended June 30, 2014, compared to $2,226,116 for the same period in 2013.  The decrease in net interest income is primarily attributable to the decrease in interest income on loans. Interest income of $2,290,570 for the six months ended June 30, 2014 included $1,947,277 on loans, $330,453 on investment securities and $12,840 on federal funds sold and other.  This represented a decrease of $181,471 in interest income for the six months ended June 30, 2014 compared to the same period last year which was primarily due to a 5.2% reduction in the average loan portfolio. Total interest expense of $208,915 during the six months ended June 30, 2014 included $181,207 related to deposit accounts and $27,708 on FHLB advances and other borrowings. Interest expense decreased from $245,925 for the six months ended June 30, 2013 to $208,915 for the six months ended June 30, 2014, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits and a 3.6% decrease in the average interest bearing deposits.

Net interest income was $1,036,282 for the quarter ended June 30, 2014, compared to $1,126,005 for the same period in 2013. Interest income of $1,140,286 for the quarter ended June 30, 2014 included $968,740 on loans, $165,699 on investment securities and $5,847 on federal funds sold and other. Total interest expense of $104,004 for the quarter ended June 30, 2014 included $90,090 related to deposit accounts and $13,914 on FHLB advances and other borrowings. The decrease in net interest income for this period is primarily attributable to the decrease in interest income on loans, which was primarily due to a 7.0% reduction in the average loan portfolio.

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

Our provision for loan losses for the six months ended June 30, 2014 was $178,000 a decrease of $7,000 or 3.78%, from our provision for loan losses of $185,000 for the six months ended June 30, 2013. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the six months ended June 30, 2014 was $165,723, compared to $359,410 for the same period in 2013. Noninterest income for the six months ended June 30, 2014 consisted primarily of service charges on deposit accounts of $138,858, residential mortgage origination fees of $18,386, and other noninterest income of $12,957. Noninterest income for the six months ended June 30, 2013 consisted primarily of service charges on deposit accounts of $125,684, residential mortgage origination fees of $39,144, gain on sale of securities available for sale of $185,238 and other noninterest income of $9,344. The decrease of $193,687 in noninterest income compared to the same period in 2013 is primarily the result of a reduction in the gain on sale of securities available for sale of $189,716.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Noninterest income for the three months ended June 30, 2014 was $89,846, compared to $272,604 for the three months ended June 30, 2013.  Noninterest income for the quarter ended June 30, 2014 consisted primarily of service charges on deposit accounts, and mortgage loan origination fees. The decrease of $182,758 in noninterest income compared to the same period in 2013 is primarily the result of a reduction in the gain on sale of securities available for sale of $184,768. .

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

For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. Our ATM/debit card fee income is included in service charges on deposit accounts and was $68,194 and $63,872 for the six months ended June 30, 2014 and 2013, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2014 and 2013.

	Six months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Compensation and benefits	$945,962	$908,900	$470,593	$444,026
Occupancy and equipment	329,103	434,259	163,151	218,936
Data processing and related costs	160,488	146,989	82,046	68,546
Marketing, advertising and shareholder communications	50,915	43,304	30,248	24.761
Legal and audit	113,136	101,261	61,165	55,702
Other professional fees	3,264	3,157	1,598	1,710
Supplies, postage and telephone	30,000	31,611	14,932	16,565
Insurance	23,623	21,804	11,811	10,902
Credit related expenses	3,822	2,966	1,669	1,765
Regulatory fees and FDIC insurance	60,564	72,900	30,432	32,293
Net (profit )cost of operation of real estate owned	(7,609)	169,817	11,217	156,858
Other	146,605	131,496	92,045	72,772
Total noninterest expense	$1,859,873	$2,068,464	$970,907	$1,104,836

The most significant component of noninterest expense is compensation and benefits, which totaled $945,962 for the six months ended June 30, 2014, compared to $908,900 for the six months ended June 30, 2013. The increase is primarily related to increase in salaries due to employee performance.  Occupancy and equipment decreased from $434,259 for the six months ended June 30, 2013 to $329,103 for the six months ended June 30, 2014 due to the Company repurchasing the Knox Abbott Drive property in October 2013. Prior to the purchase this property was leased monthly for $19,898. Data processing and related costs increased from $146,989 for the six months ended June 30, 2013 to $160,488 for the six months ended June 30, 2014. Marketing and advertising increased from $43,304 for the six months ended June 30, 2013, to $50,915 for the six months ended June 30, 2014. Regulatory fees decreased from $72,900 for the six months ended June 30, 2013, to $60,564 for the six months ended June 30, 2014 due to a change in the assessment base used to calculate the fees. Other real estate expenses decreased from $169,817 for the six months ended June 30, 2013, to a profit of $7,609 for the six months ended June 30, 2014 as a result of gains on the sale of other real estate of $23,531 and a reduction in write downs in the portfolio during the six months ended June 30, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Compensation and benefits increased from $444,026 for the three months ended June 30, 2013 to $470,593 for the three months ended June 30, 2014. Occupancy and equipment decreased from $218,936 for the three months ended June 30, 2013 to $163,151 for the three months ended June 30, 2014 due to the Company purchasing the Knox Abbott Drive property in October 2013. Prior to the purchase this property was leased monthly for $19,898. Other real estate expenses decreased from $156,858 for the three months ended June 30, 2013, to $11,217 for the three months ended June 30, 2014 due to a reduction in write downs in the portfolio during the three months ended June 30, 2014.

Income Tax Expenses

The Company had reported taxable income for the six months ended June 30, 2014 and June 30, 2013. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods. The Company recorded income tax expense of $1,366 for the six months ended June 30, 2014 related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2014 were $75,328,786, or 73.4% of interest-earning assets and 67.4% of total assets, compared to $77,962,461, or 74.9% of interest-earning assets and 69.3% of total assets, at December 31, 2013.

Loans secured by real estate mortgages comprised approximately 86% of loans outstanding at June 30, 2014 and December 31, 2013. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 12% of our loan portfolio at June 30, 2014 and December 31, 2013. Our construction, development, and land loans represented approximately 11% of our loan portfolio at June 30, 2014 and December 31, 2013, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table summarizes the composition of our loan portfolio as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$28,336,998	38%	$28,760,723	37%
Construction, Land Development, & Other Land	8,156,019	11%	8,198,696	11%
Residential Mortgages	11,641,445	15%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	16,679,400	22%	17,388,327	22%
Total Real Estate	64,813,862	86%	66,964,944	86%

Commercial	8,959,193	12%	9,703,862	12%
Consumer	1,555,731	2%	1,293,655	2%
Gross loans	75,328,786	100%	77,962,461	100%
Less allowance for loan losses	(1,217,067)		(1,312,311)
Total loans, net	$74,111,719		$76,650,150

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the six months ended June 30, 2014 and 2013 is presented below:

	Six Months Ended June 30,
	2014	2013
Balance at beginning of the period	$1,312,311	$1,295,053
Provision for loan losses	178,000	185,000
Loans charged-off	(278,263)	(133,827)
Recoveries of loans previously charged-off	5,019	9,343
Balance at end of the period	$1,217,067	$1,355,569

The allowance for loan losses was $1,217,067 and $1,312,311 as of June 30, 2014 and December 31, 2013, respectively, and represented 1.62% and 1.68% of outstanding loans at June 30, 2014 and December 31, 2013, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $3,622,241 and $4,448,601 in impaired loans at June 30, 2014 and December 31, 2013, respectively. The valuation allowances related to impaired loans totaled $338,490 and $456,133 at June 30, 2014 and December 31, 2013, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

At June 30, 2014 and December 31, 2013, nonaccrual loans totaled $881,592 and $1,255,947, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of June 30, 2014 and December 31, 2013 were $92,215,311 and $91,130,457, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the six months ended June 30, 2014 (annualized) and the year ended December 31, 2013.

	June 30, 2014		December 31, 2013
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$12,886,944	—%	$14,164,287	—%
Interest-bearing checking	6,458,879	0.18	5,695,579	0.17
Money market	43,160,192	0.29	44,316,767	0.36
Savings	1,251,661	0.18	1,142,886	0.23
Time deposits less than $100,000	12,453,045	0.76	12,950,489	0.86
Time deposits $100,000 and over	15,145,719	0.86	16,103,530	0.89
Total	$91,356,440	0.47%	$94,373,538	0.53%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $77,684,106 and $75,762,335 at June 30, 2014 and December 31, 2013, respectively. Our loan-to-deposit ratio was 81.68% and 85.55% at June 30, 2014 and December 31, 2013, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $12,550,000 at June 30, 2014.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At both June 30, 2014 and December 31, 2013, we had $7,000,000 outstanding. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $15,610,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table shows the amount outstanding, grant date, maturity date, and interest rate at June 30, 2014.

Amount	Grant Date		Maturity Date		Interest Rate

$1,000,000	8	/12/2013	8	/12/2014	0.30%
$1,000,000	8	/11/2011	8	/11/2015	1.07%
$2,500,000	9	/24/2013	9	/24/2015	0.51%
$2,500,000	9	/24/2013	9	/23/2016	0.95%

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

At June 30, 2014, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At June 30, 2014, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 24.3% at June 30, 2014 compared to 22.5% as of December 31, 2013. At June 30, 2014, $11,433,957 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2014.

Capital Resources

Total shareholders’ equity was $12,184,765 at June 30, 2014, a decrease of $223,852 from $12,408,617 at December 31, 2013. The decrease is due to the bank’s repurchase of Series A Preferred Stock of $739,566 and payment of cash dividends on preferred stock of $68,098, partially offset by net income for the period of $208,139 and a decrease in accumulated other comprehensive loss of $375,673.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table sets forth the Bank’s capital ratios at June 30, 2014 and December 31, 2013:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital (to risk-weighted assets)	$12,469	16.25%	$6,139	8.00%	$7,673	10.00%
Tier 1 capital (to risk-weighted assets)	11,506	14.99%	3,070	4.00%	4,605	6.00%
Tier 1 capital (to average assets)	11,506	10.33%	4,455	4.00%	5,569	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$13,102	16.47%	$6,364	8.00%	$7,953	10.00%
Tier 1 capital (to risk-weighted assets)	12,103	15.22%	3,181	4.00%	4,772	6.00%
Tier 1 capital (to average assets)	12,103	10.80%	4,483	4.00%	5,604	5.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At June 30, 2014 and December 31, 2013, we had issued commitments to extend credit of approximately $12,882,000 and $10,711,000, respectively, through various types of lending arrangements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At June 30, 2014 and December 31, 2013, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $48,000 and $38,000 at June 30, 2014 and December 31, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2014	By: /s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

-39-