Form 10-Q
period 2014-09-30
Congaree Bancshares Inc
filed 2014-11-13
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 10, 2014.

Part I - Financial Information

Item 1. Financial Statements

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Cash and due from banks	$2,192,707	$1,638,635
Securities available-for-sale	22,435,070	23,645,240
Securities held-to-maturity (estimated fair value of $3,444,627 and $3,249,235 at September 30, 2014 and December 31, 2013, respectively)	3,452,541	3,475,977
Non-marketable equity securities	585,800	553,200

Loans receivable	79,063,857	77,962,461
Less allowance for loan losses	1,140,693	1,312,311
Loans, net	77,923,164	76,650,150

Premises, furniture and equipment, net	2,860,573	2,960,583
Accrued interest receivable	403,091	398,498
Other real estate owned	1,804,635	1,544,234
Other assets	1,489,550	1,672,276
Total assets	$113,147,131	$112,538,793
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,221,893	$12,925,414
Interest-bearing transaction accounts	7,681,346	5,667,203
Savings and money market	44,637,067	44,032,562
Time deposits $100,000 and over	13,118,184	15,368,122
Other time deposits	11,051,491	13,137,156
Total deposits	90,709,981	91,130,457
Federal Funds purchased	1,399,000	1,768,000
Federal Home Loan Bank advances	8,500,000	7,000,000
Accrued interest payable	14,088	14,127
Other liabilities	331,958	217,592
Total liabilities	100,955,027	100,130,176

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 and 2,129 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,393,222	2,117,147
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at September 30, 2014 and December 31, 2013	164,056	166,352
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at September 30, 2014 and December 31, 2013	17,644	17,644
Capital surplus	17,688,324	17,688,324
Accumulated deficit	(6,805,073)	(7,049,470)
Accumulated other comprehensive loss	(266,069)	(531,380)

Total shareholders’ equity	12,192,104	12,408,617
Total liabilities and shareholders’ equity	$113,147,131	$112,538,793

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$2,907,466	$3,189,606	$960,189	$1,051,577
Investment securities, taxable	494,097	471,547	163,644	148,277
Investment securities, non-taxable	—	2,203	—	—
Federal funds sold and other	19,818	10,554	6,978	2,015
Total interest income	3,421,381	3,673,910	1,130,811	1,201,869
Interest expense:
Time deposits $100,000 and over	95,549	109,243	30,417	34,902
Other deposits	171,118	217,616	55,043	67,426
Other borrowings	41,620	26,824	13,912	5,430
Total interest expense	308,287	353,683	99,372	107,758
Net interest income	3,113,094	3,320,227	1,031,439	1,094,111
Provision for loan losses	248,000	320,000	70,000	135,000
Net interest income after provision for loan losses	2,865,094	3,000,227	961,439	959,111
Noninterest income:
Service charges on deposit accounts	222,541	191,159	83,683	65,475
Residential mortgage origination fees	26,276	47,741	7,890	8,597
Gain on sale of securities available for sale	65,591	185,238	70,069	—
Other	16,165	13,142	3,208	3,798
Total noninterest income	330,573	437,280	164,850	77,870
Noninterest expenses:
Salaries and employee benefits	1,451,153	1,357,978	505,191	449,078
Net occupancy	232,748	415,392	79,646	135,617
Furniture and equipment	262,716	232,076	86,715	77,592
Professional fees	178,636	129,828	62,236	25,410
Regulatory fees and FDIC assessment	91,778	97,398	31,214	24,498
Data processing	248,961	226,432	88,473	79,443
Net cost of operation of other real estate owned	12,229	178,546	19,838	8,729
Other operating	343,124	330,543	88,159	99,362
Total noninterest expense	2,821,345	2,968,193	961,472	899,729
Income before income taxes	374,322	469,314	164,817	137,252
Income tax expense	(13,290)	(18,182)	(11,924)	(5,800)
Net income	361,032	451,132	152,893	131,452
Net accretion of preferred stock to redemption value	13,345	13,349	4,449	4,450
Preferred dividends	103,290	90,909	35,192	30,303
Net income available to common shareholders	$244,397	$346,874	$113,252	$96,699
Income per common share
Basic and diluted income per common share	$0.14	$0.20	$0.06	$0.05
Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Nine months ended September 30,
	2014	2013
Net Income	$361,032	$451,132
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on securities available for sale net of tax expense (benefit) of $158,976 at September 30, 2014 and ($370,971) at September 30, 2013	308,601	(719,638)
Reclassification adjustment for gains included in net income, net of tax expense of $22,301 at September 30, 2014 and $62,981 at September 30, 2013	(43,290)	(122,257)
Other comprehensive income (loss)	265,311	(841,895)
Comprehensive income (loss)	$626,343	$(390,763)

	Three months ended September 30,
	2014	2013
Net Income	$152,893	$131,452
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available for sale, net of tax benefit of $33,030 at September 30, 2014 and $123,443 at September 30, 2013.	(64,117)	(239,624)
Reclassification adjustment for gains included in net income, net of tax expense of $23,823 at September 30, 2014	(46,246)	—
Other comprehensive loss	(110,363)	(239,624)
Comprehensive income (loss)	$42,530	$(108,172)

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2014 and 2013 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total
Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Accretion of Series A discount on preferred stock		15,644				(15,644)		—
Amortization of Series B premium on preferred stock		(2,295)				2,295		—
Dividends on preferred stock						(90,909)		(90,909)
Net income						451,132		451,132
Other comprehensive loss							(841,895)	(841,895)
Balance, September 30, 2013	2,293	$2,279,050	1,764,439	$17,644	$17,688,324	$(7,586,346)	$(431,249)	$11,967,423

Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617
Accretion of Series A discount on preferred stock		15,639				(15,639)		—
Amortization of Series B premium on preferred stock		(2,294)				2,294		—
Dividends on preferred stock						(103,290)		(103,290)
Repurchase of preferred stock	(729)	(739,566)						(739,566)
Net income						361,032		361,032
Other comprehensive income							265,311	265,311
Balance, September 30, 2014	1,564	$1,557,278	1,764,439	$17,644	$17,688,324	$(6,805,073)	$(266,069)	$12,192,104

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities
Net income	$361,032	$451,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	248,000	320,000
Depreciation and amortization expense	126,746	110,210
Discount accretion and premium amortization	89,907	79,244
(Increase) Decrease in accrued interest receivable	(4,593)	73,290
Decrease in accrued interest payable	(39)	(9,312)
Gain from sale of securities available-for-sale	(65,591)	(185,238)
Write downs on other real estate owned	—	140,000
(Gain) loss on sales of other real estate owned	(17,456)	14,395
Decrease in other assets	46,051	38,844
Increase in other liabilities	114,366	69,753
Net cash provided by operating activities	898,423	1,102,318

Cash flow from investing activities
Purchase of securities available-for-sale	(8,309,565)	(9,686,435)
Purchase of non-marketable equity securities	(247,500)	(135,000)
Proceeds from maturities, calls and paydowns of securities available-for-sale	705,981	579,286
Proceeds from sales of securities available-for-sale	9,214,860	6,497,467
Proceeds from sale and redemption of non-marketable equity securities	214,900	136,800
Net decrease (increase) in loans receivable	(2,066,936)	981,939
Purchase of premises, furniture and equipment	(26,736)	(88,238)
Proceeds from sale of other real estate owned	302,977	198,605
Net cash used by investing activities	(212,019)	(1,515,576)

Cash flow from financing activities
Increase (decrease) in noninterest-bearing deposits	1,296,479	(1,831,001)
(Decrease) increase in interest-bearing deposits	(1,716,955)	326,461
(Decrease) increase in federal funds purchased	(369,000)	320,700
Increase in borrowings from FHLB	1,500,000	1,000,000
Repurchase of preferred stock	(739,566)	—
Dividends paid on preferred stock	(103,290)	(90,909)

Net cash used by financing activities	(132,332)	(274,749)

Net increase (decrease) in cash and cash equivalents	554,072	(688,007)

Cash and cash equivalents at beginning of the period	1,638,635	2,483,503

Cash and cash equivalents at end of the period	$2,192,707	$1,795,496

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$308,326	$362,995
Transfer of loans to other real estate	$545,922	$102,864
Cash paid for taxes	$13,290	$18,182

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the nine and three months ended September 30, 2014 and 2013:

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic net income per common share computation:
Net income available to common shareholders	$244,397	$346,874	$113,252	$96,699
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.14	$0.20	$0.06	$0.05

Diluted net income per common share computation:
Net income available to common shareholders	$244,397	$346,874	$113,252	$96,699
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions:
Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.14	$0.20	$0.06	$0.05

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or September 30, 2014, and determined that no subsequent events occurred requiring accrual or disclosure.

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

Note 3 - Recently Issued Accounting Pronouncements - continued

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2014
Financial Instruments - Assets
Cash and due from banks	$2,192,707	$2,192,707	$2,192,707	$—	$—
Securities available-for-sale	22,435,070	22,435,070	—	21,434,510	1,000,560
Securities held-to-maturity	3,452,541	3,444,627	—	3,444,627	—
Nonmarketable equity securities	585,800	585,800	—	585,800	—
Loans, net	77,923,164	77,354,000	—	—	77,354,000
Accrued interest receivable	403,091	403,091	403,091	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,540,306	66,540,306	66,540,306	—	—
Time Deposits	24,169,675	24,201,000	—	24,201,000	—
Federal Home Loan Bank advances	8,500,000	8,517,000	—	8,517,000	—
Accrued interest payable	14,088	14,088	14,088	—	—
Federal funds purchased	1,399,000	1,399,000	1,399,000	—	—

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
(dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Financial Instruments – Assets:
Cash and due from banks	$1,638,635	$1,638,635	$1,638,635	$—	$—
Securities available-for-sale	23,645,240	23,645,240	—	22,650,865	994,375
Securities held-to-maturity	3,475,977	3,249,235	—	3,249,235	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	76,650,150	76,672,000	—	—	76,672,000
Accrued interest receivable	398,498	398,498	398,498	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	62,625,179	62,625,179	62,625,179	—	—
Time Deposits	28,505,278	29,598,000	—	29,598,000	—
Federal Home Loan Bank advances	7,000,000	7,018,000	—	7,018,000	—
Accrued interest payable	14,127	14,127	14,127	—	—
Federal funds purchased	1,768,000	1,768,000	1,768,000	—	—

	September 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,654,000	$—	$10,711,000	$—
Financial standby letters of credit	40,000	—	38,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 and December 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$6,506,146	$—	$6,506,146	$—
Corporate bonds	500,000	—	500,000	—
Mortgage-backed securities	1,962,648	—	962,088	1,000,560
Small Business Administration Securities	9,439,561	—	9,439,561	—
State, county and municipals	4,026,715	—	4,026,715	—

Total assets	$22,435,070	$—	$21,434,510	$1,000,560

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$913,320	$—	$913,320	$—
Corporate bonds	497,435	—	497,435
Mortgage-backed securities	8,633,646	—	7,639,271	994,375
Small Business Administration Securities	9,827,972	—	9,827,972	—
State, county and municipals	3,772,867	—	3,772,867	—

Total assets	$23,645,240	$—	$22,650,865	$994,375

There were no liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,555,882	$—	$—	$3,555,882
Other real estate owned	1,804,635	—	—	1,804,635
Total assets	$5,360,517	$—	$—	$5,360,517

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,992,468	$—	$—	$3,992,468
Other real estate owned	1,544,234	—	—	1,544,234
Total assets	$5,536,702	$—	$—	$5,536,702

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of		General
	September 30, 2014	Valuation Technique	Unobservable Input	Range

Nonrecurring Measurements:
Impaired loans	$ 3,555,882	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,804,635	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%

Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	1,000,560	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life

	Fair Value as of		General
	December 31, 2013	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$ 3,992,468	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,544,234	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	994,375	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2014
Government sponsored enterprises	$6,613,586	$—	$107,440	$6,506,146
Corporate bonds	500,000	—	—	500,000
Mortgage-backed securities	1,959,161	5,967	2,480	1,962,648
Small Business Administration Securities	9,715,597	—	276,036	9,439,561
State, county and municipal	4,050,109	13,746	37,140	4,026,715
	$22,838,453	$19,713	$423,096	$22,435,070

December 31, 2013
Government sponsored enterprises	$998,229	$—	$84,909	$913,320
Corporate bonds	500,000	—	2,565	497,435
Mortgage-backed securities	8,668,091	6,495	40,940	8,633,646
Small Business Administration Securities	10,328,411	35	500,474	9,827,972
State, county and municipal	3,955,878	—	183,011	3,772,867
	$24,450,609	$6,530	$811,899	$23,645,240

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2014
State, county and municipal	$3,452,541	$16,604	$24,518	$3,444,627
	$3,452,541	$16,604	$24,518	$3,444,627

December 31, 2013
State, county and municipal	$3,475,977	$—	$226,742	$3,249,235
	$3,475,977	$—	$226,742	$3,249,235

Proceeds from sales of available-for-sale securities were $9,214,860 and $6,497,467 for the nine month periods ended September 30, 2014 and 2013, respectively. Gross gains of $74,643 and gross losses of $9,052 were recognized on those sales for the nine month period ended September 30, 2014 and gross gains of $185,238 were recognized on those sales for the nine month period September 30, 2013. There were no losses recognized on those sales for the nine month period ended September 30, 2013.

Proceeds from sales of available-for-sale securities were $5,530,749 for the three months ended September 30, 2014. There were no sales of available for sale securities for the three months ended September 30, 2013. Gross gains of $70,069 were recognized on those sales for the three months ended September 30, 2014. There were no losses recognized on those sales for the three months ended September 30, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The amortized costs and fair values of investment securities at September 30, 2014, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$14,144	$14,968	$—	$—
Due after one through five years	3,088,889	3,052,049	—	—
Due after five through ten years	19,398,223	19,023,752	1,102,886	1,110,950
Due after ten years	337,197	344,301	2,349,655	2,333,677

Total securities	$22,838,453	$22,435,070	$3,452,541	$3,444,627

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at September 30, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$5,535,936	$78,864	$970,210	$28,576	$6,506,146	$107,440
Small Business Administration Securities	1,543,449	7,708	7,896,112	268,328	9,439,561	276,036
Mortgage-backed securities	—	—	947,120	2,480	947,120	2,480
State, county and municipal	990,581	12,138	1,835,207	25,002	2,825,788	37,140
	$8,069,966	$98,710	$11,648,649	$324,386	$19,718,615	$423,096

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$1,182,170	$7,654	$620,454	$16,864	$1,802,624	$24,518

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

At September 30, 2014 and December 31, 2013, securities with estimated fair value of $10,218,643 and $9,267,270 respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,748,983	39%	$28,760,723	37%
Construction, Land Development & Other Land	8,862,872	11%	8,198,696	11%
Residential Mortgages	11,079,128	14%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	17,155,276	22%	17,388,327	22%
Total Real Estate	67,846,259	86%	66,964,944	86%

Commercial	9,823,019	12%	9,703,862	12%
Consumer	1,394,579	2%	1,293,655	2%
Gross loans	79,063,857	100%	77,962,461	100%
Less allowance for loan losses	(1,140,693)		(1,312,311)
Total loans, net	$77,923,164		$76,650,150

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

The following is an analysis of our loan portfolio by credit quality indicators at September 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,907,521	$29,142,953	$8,365,657	$1,287,175	$9,562,264	$15,488,573	$72,754,143
Special Mention	727,113	480,962	497,215	68,182	162,314	558,455	2,494,241
Substandard or Worse	188,385	1,125,068	—	39,222	1,354,550	1,108,248	3,815,473
Total	$9,823,019	$30,748,983	$8,862,872	$1,394,579	$11,079,128	$17,155,276	$79,063,857

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2013:

			Construction,
			Land,
			Development,
		Commercial	and Other		Residential
	Commercial	Real Estate	Land	Residential	HELOCs	Consumer	Total
Grade:
Pass	$8,468,920	$27,232,107	$7,281,057	$10,597,540	$15,211,902	$1,240,535	$70,032,061
Special mention	960,219	268,565	413,224	573,416	621,617	—	2,837,041
Substandard or worse	274,723	1,260,051	504,415	1,446,242	1,554,808	53,120	5,093,359
Total	$9,703,862	$28,760,723	$8,198,696	$12,617,198	$17,388,327	$1,293,655	$77,962,461

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at September 30, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$4,799	$115,734	$—	$120,533	$9,702,486	$9,823,019	$—
Commercial Real Estate	—	—	—	—	30,748,983	30,748,983	—
Construction, Land Development, & Other Land	—	—	—	—	8,862,872	8,862,872	—
Consumer	—	—	—	—	1,394,579	1,394,579	—
Residential	—	399,721	—	399,721	10,679,407	11,079,128	—
Residential HELOC	—	157,730	162,236	319,966	16,835,310	17,155,276	—
Total	$4,799	$673,185	$162,236	$840,220	$78,223,637	$79,063,857	$—

The following is an aging analysis of our loan portfolio at December 31, 2013:

							Recorded
			Greater				Investment
	30 - 59 Days	60 - 89 Days	Than	Total Past		Total Loans	>90 Days and
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Commercial	$155,128	$	$49,066	$204,194	$9,499,668	$9,703,862	$—
Commercial real estate		4,820		4,820	28,755,903	28,760,723	—
Construction, land development and other land		—	—		8,198,696	8,198,696	—

Consumer	9,024	—		9,024	1,284,631	1,293,655	—
Residential	249,571	84,128	356,717	690,416	11,926,782	12,617,198	—
Residential HELOC	184,975	249,787	173,977	608,739	16,779,588	17,388,327
Total	$598,698	$338,735	$579,760	$1,517,193	$76,445,268	$77,962,461	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	September 30, 2014	December 31, 2013
Commercial	$155,455	$240,824
Commercial Real Estate	889,838	484,429
Construction, Land Development, & Other Land	—	—
Consumer	—	—
Residential	399,721	356,717
Residential HELOCs	162,236	173,977
Total	$1,607,250	$1,255,947

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the nine months ended September 30, 2014 and the year ended December 31, 2013, we received approximately $26,848 and $23,739 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $88,168 and $66,814, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	(46,916)	(87,250)	—	(7,572)	(11,034)	(290,697)	—	(443,469)
Recoveries	4,790	—	—	—	181	18,880	—	23,851
Provision	(8,591)	64,598	8,045	571	(125,312)	127,858	180,831	248,000
Ending Balance	$183,352	$82,053	$88,258	$32,791	$92,606	$480,780	$180,853	$1,140,693

Ending Balances:
Individually evaluated for impairment	$44,288	$—	$—	$12,988	$24,084	$165,568	$—	$246,928
Collectively evaluated for impairment	$139,064	$82,053	$88,258	$19,803	$68,522	$315,212	$180,853	$893,765

Loans Receivable:
Ending Balance - Total	$9,823,019	$30,748,983	$8,862,872	$1,394,579	$11,079,128	$17,155,276	$—	$79,063,857

Ending Balances:
Individually evaluated for impairment	$188,385	$1,217,493	$497,215	$99,597	$1,359,634	$440,486	$—	$3,802,810
Collectively evaluated for impairment	$9,634,634	$29,531,490	$8,365,657	$1,294,982	$9,719,494	$16,714,790	$—	$75,261,047

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended September 30, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$189,167	$82,160	$83,085	$36,803	$173,300	$492,741	$159,811	$1,217,067
Charge Offs	(43,095)	(87,250)	—	—	(6,825)	(28,036)	—	(165,206)
Recoveries	750	—	—	—	—	18,082	—	18,832
Provision	36,530	87,143	5,173	(4,012)	(73,869)	(2,007)	21,042	70,000
Ending Balance	$183,352	$82,053	$88,258	$32,791	$92,606	$480,780	$180,853	$1,140,693

Ending Balances:
Individually evaluated for impairment	$44,288	$—	$—	$12,988	$24,084	$165,568	$—	$246,928
Collectively evaluated for impairment	$139,064	$82,053	$88,258	$19,803	$68,522	$315,212	$180,853	$893,765

Loans Receivable:
Ending Balance - Total	$9,823,019	$30,748,983	$8,862,872	$1,394,579	$11,079,128	$17,155,276	$—	$79,063,857

Ending Balances:
Individually evaluated for impairment	$188,385	$1,217,493	$497,215	$99,597	$1,359,634	$440,486	$—	$3,802,810
Collectively evaluated for impairment	$9,634,634	$29,531,490	$8,365,657	$1,294,982	$9,719,494	$16,714,790	$—	$75,261,047

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

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended September 30, 2013:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$159,766	$94,378	$106,231	$56,071	$262,982	$539,302	$136,839	$1,355,569
Charge Offs	(70,801)	(9,940)	—	—	—	—		(80,741)
Recoveries	894	—	—	—	—	399	—	1,293
Provision	92,997	14,323	1,229	(16,280)	39,237	(54,895)	58,389	135,000
Ending Balance	$182,856	$98,761	$107,460	$39,791	$302,219	$484,806	$195,228	$1,411,121

Ending Balances:
Individually evaluated for impairment	$28,479	$2,533	$—	$2,405	$242,456	$180,704	$—	$456,577
Collectively evaluated for impairment	$154,377	$96,228	$107,460	$37,386	$59,763	$304,102	$195,228	$954,544

Loans Receivable:
Ending Balance - Total	$8,369,842	$30,979,517	$8,213,894	$1,390,986	$12,213,358	$18,244,911	$—	$79,412,508

Ending Balances:
Individually evaluated for impairment	$217,241	$1,350,688	$496,827	$41,163	$1,588,854	$527,050	$—	$4,221,823
Collectively evaluated for impairment	$8,152,601	$29,628,829	$7,717,067	$1,349,823	$10,624,504	$17,717,861	$—	$75,190,685

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

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $43,420 and $88,081 in interest income on loans that were impaired during the quarter ended September 30, 2014 and 2013, respectively.

At September 30, 2014, the Company had 16 impaired loans totaling $3,802,810 or 4.8% of gross loans. At December 31, 2013, the Company had 25 impaired loans totaling $4,448,601 or 5.7% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at September 30, 2014 or December 31, 2013. There were ten loans restructured or otherwise impaired totaling $2,195,560 not already included in nonaccrual status at September 30, 2014. There were seven loans restructured or otherwise impaired totaling $1,765,817 not already included in nonaccrual status at December 31, 2013. During the quarter ended September 30, 2014, we received approximately $26,848 in interest income in relation to loans on non-accrual status and forgone interest was approximately $88,168. During the quarter ended September 30, 2013, we received approximately $919 in interest income in relation to loans on non-accrual status and forgone interest was approximately $67,440.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the nine months ended September 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	1,217,493	1,324,923	—	1,714,325	30,626
Construction, Land Development, & Other Land	497,215	497,215	—	498,473	18,961
Consumer	—	—	—	—	—
Residential	745,552	745,552	—	972,961	37,538
Residential HELOC	162,236	162,236	—	249,365	564

With an allowance recorded
Commercial	$188,385	$188,385	$44,288	$170,387	$1,782
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	99,597	228,909	12,988	106,198	2,433
Residential	614,082	620,550	24,084	625,396	21,568
Residential HELOC	278,250	278,250	165,568	278,264	4,682

Total
Commercial	$188,385	$188,385	$44,288	$170,387	$1,782
Commercial Real Estate	1,217,493	1,324,923	—	1,714,325	30,626
Construction, Land Development, & Other Land	497,215	497,215	—	498,473	18,961
Consumer	99,597	228,909	12,988	106,198	2,433
Residential	1,359,634	1,366,101	24,084	1,598,357	59,106
Residential HELOC	440,486	440,486	165,568	527,629	5,246
	$3,802,810	$4,046,019	$246,928	$4,615,369	$118,154

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,146	$43,146	$—	$71,122	$472
Commercial Real Estate	333,777	333,777	—	336,454	22,173
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	—	—	—	—	—
Residential	464,459	520,872	—	519,387	26,174
Residential HELOC	282,100	282,100	—	405,732	13,620

With an allowance recorded
Commercial	$231,577	$231,577	$86,590	$182,450	$2,590
Commercial Real Estate	1,023,894	1,043,918	12,465	1,377,871	11,860
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,106,577	1,112,809	151,172	1,091,522	58,487
Residential HELOC	418,271	547,584	204,072	419,485	13,329

Total
Commercial	$274,723	$274,723	$86,590	$253,572	$3,062
Commercial Real Estate	1,357,671	1,377,695	12,465	1,714,325	34,033
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,571,036	1,633,681	151,172	1,610,909	84,661
Residential HELOC	700,371	829,684	204,072	825,217	26,949
	$4,448,601	$4,660,583	$456,133	$4,944,193	$175,226

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

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At September 30, 2014 and December 31, 2013, we had 11 loans totaling $2,129,906 and 14 loans totaling $2,620,800, respectively, which we considered to be TDRs. During the three and nine months ended September 30, 2014, we modified one loan for $84,985 that was considered to be a TDR. The payment was reduced using a 30 year amortization instead of 20 year. During the three and nine months ended September 30, 2013, we did not modify any loans that we considered to be a TDR.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

There were no loans restructured within the last twelve months that defaulted during the three months ended September 30, 2014. There was one loan restructured within the previous twelve months totaling $115,734 that defaulted during the nine months ended September 30, 2014. There were no loans restructured within the twelve months prior to September 30, 2013 that were in default during the three and nine months ended September 30, 2013. The Bank considers any loans that are 30 days or more past due to be in default.

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended September 30, 2014 and December 31, 2013 are summarized below:

	2014	2013
Balance, beginning of period	$1,544,234	$2,214,397
Additions	545,922	251,386
Sales	(285,521)	(717,998)
Write downs	—	(203,551)
Balance, end of period	$1,804,635	$1,544,234

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of September 30, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

The Company recorded net income of $361,032 and net income available to common shareholders of $244,397 for the nine months ended September 30, 2014 compared to net income of $451,132 and net income available to common shareholders of $346,874 for the nine months ended September 30, 2013.  Basic and diluted income per common share were $0.14 for the first nine months of 2014 compared to basic and diluted income per common share of $0.20 in the first nine months of 2013.  The decrease in net income for the first nine months of 2014 as compared to the first nine months of 2013 is primarily attributable to the decrease in net interest income of $207,133. For the nine month period ended September 30, 2014, our net interest margin was 3.98% compared to 4.15% at September 30, 2013.

The Company recorded net income, after tax provision, of $152,893 and net income available to common shareholders of $113,252 for the three months ended September 30, 2014, compared to net income, after tax provision, of $131,452 and net income available to common shareholders of $96,699 for the three months ended September 30, 2013.  Basic and diluted earnings per share were $0.06 and $0.05 for the third quarter of 2014 and 2013, respectively.

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2014 and 2013 were 3.98% and 4.15%, respectively.  Our annualized net interest margins for the three months ended September 30, 2014 and 2013 were 3.93% and 4.18%, respectively.

At September 30, 2014, total assets were $113,147,131, compared to $112,538,793 at December 31, 2013, an increase of $608,338 or 0.54%. Interest-earning assets comprised approximately 92.3% and 92.7% of total assets at September 30, 2014 and December 31, 2013, respectively. Gross loans totaled $79,063,857 at September 30, 2014, an increase of $1,101,396, or 1.4%, from $77,962,461 at December 31, 2013. Investment securities were $25,887,611 at September 30, 2014, a decrease of $1,233,606, or 4.5%, from $27,121,217 at December 31, 2013. There were no investments in overnight federal funds at September 30, 2014 and December 31, 2013.

Deposits totaled $90,709,981 at September 30, 2014 and $91,130,457 at December 31, 2013. FHLB advances were $8,500,000 at September 30, 2014 and $7,000,000 at December 31, 2013. Shareholders’ equity was $12,192,104 and $12,408,617 at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Results of Operations

Nine and three months ended September 30, 2014 and 2013

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2014 and 2013 were 3.98% and 4.15%, respectively.  Our annualized net interest margins for the three months ended September 30, 2014 and 2013 were 3.93% and 4.18%, respectively.

Net interest income was $3,113,094 during the nine months ended September 30, 2014, compared to $3,320,227 for the same period in 2013.  The decrease in net interest income is primarily attributable to the decrease in interest income on loans. Interest income of $3,421,381 for the nine months ended September 30, 2014 included $2,907,466 on loans, $494,097 on investment securities and $19,818 on federal funds sold and other.  This represented a decrease of $252,529 in interest income for the nine months ended September 30, 2014 compared to the same period last year which was primarily due to a 4.4% reduction in the average loan portfolio. Total interest expense of $308,287 during the nine months ended September 30, 2014 included $266,667 related to deposit accounts and $41,620 on FHLB advances and other borrowings. Interest expense decreased from $353,683 for the nine months ended September 30, 2013 to $308,287 for the nine months ended September 30, 2014, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits and a 3.5% decrease in the average interest bearing deposits.

Net interest income was $1,031,439 for the quarter ended September 30, 2014, compared to $1,094,111 for the same period in 2013. Interest income of $1,130,811 for the quarter ended September 30, 2014 included $960,189 on loans, $163,644 on investment securities and $6,978 on federal funds sold and other. Total interest expense of $99,372 for the quarter ended September 30, 2014 included $85,460 related to deposit accounts and $13,912 on FHLB advances and other borrowings. The decrease in net interest income for this period is primarily attributable to the decrease in interest income on loans, which was primarily due to a 3% reduction in the average loan portfolio.

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

Our provision for loan losses for the nine months ended September 30, 2014 was $248,000, a decrease of $72,000, or 22.5%, from our provision for loan losses of $320,000 for the nine months ended September 30, 2013. Our provision for loan losses for the three months ended September 30, 2014 was $70,000, a decrease of $65,000, or 48.1%, from our provision for loan losses of $135,000 for the three months ended September 30, 2013. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Noninterest Income

Noninterest income during the nine months ended September 30, 2014 was $330,573, compared to $437,280 for the same period in 2013. Noninterest income for the nine months ended September 30, 2014 consisted primarily of service charges on deposit accounts of $222,541, residential mortgage origination fees of $26,276, gain on sale of securities available for sale of $65,591 and other noninterest income of $16,165. Noninterest income for the nine months ended September 30, 2013 consisted primarily of service charges on deposit accounts of $191,159, residential mortgage origination fees of $47,741, gain on sale of securities available for sale of $185,238 and other noninterest income of $13,142. The decrease of $106,707 in noninterest income compared to the same period in 2013 is primarily the result of a reduction in the gain on sale of securities available for sale of $119,647.

Noninterest income for the three months ended September 30, 2014 was $164,850, compared to $77,870 for the three months ended September 30, 2013.  Noninterest income for the quarter ended September 30, 2014 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gain on sale of securities available for sale. The increase of $86,980 in noninterest income compared to the same period in 2013 is primarily the result of the gain on sale of securities available for sale of $70,069.

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

For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card. In June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule in accordance with the Dodd-Frank Act. The final rule caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. The effective date for the final rules on the pricing and routing restrictions was October 1, 2011. Our ATM/debit card fee income is included in service charges on deposit accounts and was $102,184 and $98,269 for the nine months ended September 30, 2014 and 2013, respectively. Our ATM/debit card fee income for three months ended September 30, 2014 was $33,990, compared to $34,396 for three months ended September 30, 2013. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2014 and 2013.

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Compensation and benefits	$1,451,153	$1,357,978	$505,191	$449,078
Occupancy and equipment	495,464	647,468	166,361	213,209
Data processing and related costs	248,961	226,432	88,473	79,443
Marketing, advertising and shareholder communications	68,500	61,375	17,585	18,071
Legal and audit	173,310	125,422	60,174	24,161
Other professional fees	5,326	4,406	2,062	1,249
Supplies, postage and telephone	43,764	45,305	13,764	13,694
Insurance	35,435	32,706	11,812	10,902
Credit related expenses	(249)	5,493	(4,071)	2,527
Regulatory fees and FDIC insurance	91,778	97,398	31,214	24,498
Net cost of operation of real estate owned	12,229	178,546	19,838	8,729
Other	195,674	185,664	49,069	54,168
Total noninterest expense	$2,821,345	$2,968,193	$961,472	$899,729

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The most significant component of noninterest expense is compensation and benefits, which totaled $1,451,153 for the nine months ended September 30, 2014, compared to $1,357,978 for the nine months ended September 30, 2013. The increase is primarily related to increase in salaries due to employee performance.  Occupancy and equipment decreased from $647,468 for the nine months ended September 30, 2013 to $495,464 for the nine months ended September 30, 2014 due to the Company purchasing the Knox Abbott Drive property in October 2013. Prior to the purchase this property was leased monthly for $19,898. Data processing and related costs increased from $226,432 for the nine months ended September 30, 2013 to $248,961 for the nine months ended September 30, 2014. Marketing and advertising increased from $61,375 for the nine months ended September 30, 2013, to $68,500 for the nine months ended September 30, 2014. Regulatory fees decreased from $97,398 for the nine months ended September 30, 2013, to $91,778 for the nine months ended September 30, 2014. Other real estate expenses decreased from $178,546 for the nine months ended September 30, 2013, to $12,229 for the nine months ended September 30, 2014 as a result of gains on the sale of other real estate of $17,456 and a reduction in write downs in the portfolio of $140,000 during the nine months ended September 30, 2014.

Compensation and benefits increased from $449,078 for the three months ended September 30, 2013 to $505,191 for the three months ended September 30, 2014. Occupancy and equipment decreased from $213,209 for the three months ended September 30, 2013 to $166,361 for the three months ended September 30, 2014 due to the Company purchasing the Knox Abbott Drive property in October 2013. Prior to the purchase this property was leased monthly for $19,898. Other real estate expenses increased from $8,729 for the three months ended September 30, 2013, to $19,838 for the three months ended September 30, 2014 due primarily to a loss on the sale of other real estate of $6,075 during the three months ended September 30, 2014.

Income Tax Expenses

The Company reported taxable income for the nine months ended September 30, 2014 and September 30, 2013. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods. The Company recorded income tax expense of $13,290 for the nine months ended September 30, 2014 and $11,924 for the three months ended related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2014 were $79,063,857, or 75.7% of interest-earning assets and 69.8% of total assets, compared to $77,962,461, or 74.9% of interest-earning assets and 69.3% of total assets, at December 31, 2013.

Loans secured by real estate mortgages comprised approximately 86% of loans outstanding at September 30, 2014 and December 31, 2013. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 12% of our loan portfolio at September 30, 2014 and December 31, 2013. Our construction, development, and land loans represented approximately 11% of our loan portfolio at September 30, 2014 and December 31, 2013, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table summarizes the composition of our loan portfolio as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,748,983	39%	$28,760,723	37%
Construction, Land Development & Other Land	8,862,872	11%	8,198,696	11%
Residential Mortgages	11,079,128	14%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	17,155,276	22%	17,388,327	22%
Total Real Estate	67,846,259	86%	66,964,944	86%

Commercial	9,823,019	12%	9,703,862	12%
Consumer	1,394,579	2%	1,293,655	2%
Gross loans	79,063,857	100%	77,962,461	100%
Less allowance for loan losses	(1,140,693)		(1,312,311)
Total loans, net	$77,923,164		$76,650,150

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the nine months ended September 30, 2014 and 2013 is presented below:

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of the period	$1,312,311	$1,295,053
Provision for loan losses	248,000	320,000
Loans charged-off	(443,469)	(214,568)
Recoveries of loans previously charged-off	23,851	10,636
Balance at end of the period	$1,140,693	$1,411,121

The allowance for loan losses was $1,140,693 and $1,312,311 as of September 30, 2014 and December 31, 2013, respectively, and represented 1.44% and 1.68% of outstanding loans at September 30, 2014 and December 31, 2013, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $3,802,810 and $4,448,601 in impaired loans at September 30, 2014 and December 31, 2013, respectively. The valuation allowances related to impaired loans totaled $246,928 and $456,133 at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, nonaccrual loans totaled $1,607,250 and $1,255,947, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of September 30, 2014 and December 31, 2013 were $90,709,981 and $91,130,457, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the nine months ended September 30, 2014 (annualized) and the year ended December 31, 2013.

	September 30, 2014		December 31, 2013
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$13,309,893	—%	$14,164,287	—%
Interest-bearing checking	6,696,862	0.18	5,695,579	0.17
Money market	43,321,271	0.28	44,316,767	0.36
Savings	1,266,749	0.18	1,142,886	0.23
Time deposits less than $100,000	12,046,197	0.76	12,950,489	0.86
Time deposits $100,000 and over	14,620,451	0.88	16,103,530	0.89
Total	$91,261,423	0.46%	$94,373,538	0.53%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $77,591,797 and $75,762,335 at September 30, 2014 and December 31, 2013, respectively. Our loan-to-deposit ratio was 87.16% and 85.55% at September 30, 2014 and December 31, 2013, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $11,151,000 at September 30, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At September 30, 2014 and December 31, 2013, we had $8,500,000 and $7,000,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $13,830,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

The following table shows the amount outstanding, grant date, maturity date, and interest rate at September 30, 2014.

Amount	Grant Date		Maturity Date		Interest Rate

$1,500,000	9	/25/2014	11	/25/2014	0.16%
$1,000,000	9	/12/2014	12	/12/2014	0.21%
$1,000,000	8	/11/2011	8	/11/2015	1.07%
$2,500,000	9	/24/2013	9	/24/2015	0.51%
$2,500,000	9	/24/2013	9	/23/2016	0.95%

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

At September 30, 2014, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $5,351,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At September 30, 2014, we had $1,399,000 in borrowings outstanding from a one to 20 day basis on the lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 21.8% at September 30, 2014 compared to 22.5% as of December 31, 2013. At September 30, 2014, $10,218,643 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2014.

Capital Resources

Total shareholders’ equity was $12,192,104 at September 30, 2014, a decrease of $216,513 from $12,408,617 at December 31, 2013. The decrease is due to the Company’s repurchase of Series A Preferred Stock of $729,000 and payment of cash dividends on preferred stock of $103,290 partially offset by net income for the period of $361,032 and a decrease in accumulated other comprehensive income loss of $265,311.

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

The following table sets forth the Bank’s capital ratios at September 30, 2014 and December 31, 2013:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets)	$12,634	15.65%	$6,459	8.00%	$8,069	10.00%
Tier 1 capital (to risk-weighted assets)	11,623	14.40%	3,228	4.00%	4,843	6.00%
Tier 1 capital (to average assets)	11,623	10.46%	4,448	4.00%	5,563	5.00%
December 31, 2013
Total capital (to risk-weighted assets)	$13,102	16.47%	$6,364	8.00%	$7,953	10.00%
Tier 1 capital (to risk-weighted assets)	12,103	15.22%	3,181	4.00%	4,772	6.00%
Tier 1 capital (to average assets)	12,103	10.80%	4,483	4.00%	5,604	5.00%

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At September 30, 2014 and December 31, 2013, we had issued commitments to extend credit of approximately $12,654,000 and $10,711,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2014 and December 31, 2013, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $40,000 and $38,000 at September 30, 2014 and December 31, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Date: November 13, 2014	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

-39-