Form 10-K
period 2014-12-31
Congaree Bancshares Inc
filed 2015-03-27
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☑

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $5,587,155 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2015
Common Stock, $.01 par value per share	1,764,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 21, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
  cybersecurity breaches, including potential business disruptions or financial losses;
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
  our reliance on available secondary funding sources to meet our liquidity needs;
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

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2014, our consolidated total assets were $112,922,086, our consolidated total loans were $78,426,868, our consolidated total deposits were $87,958,312, and our consolidated total shareholders’ equity was approximately $13,344,948.

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

Marketing Focus

The Bank is a locally-owned and operated bank organized to serve consumers and small- to medium-sized businesses and professional concerns. A primary reason for operating the Bank lies in our belief that a community-based bank with a personal focus can better identify and serve local relationship banking needs than can a branch or subsidiary of larger outside banking organizations. We believe that we can be successful by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is enthusiastically supported by the community. Our foundation is to remain true to our values.

Banking Services

The Bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law. Other services which the Bank offers include online banking, commercial cash management, remote deposit capture, safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities.

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

Our primary service area has also experienced solid population growth. From 2000 to 2010, Lexington County’s population increased by 21.5% (an increase of 46,377 people), for a ranking of sixth among the 46 counties in South Carolina in terms of population growth over the last decade. Based on a 2010 estimate, Lexington County ranks sixth as far as the largest counties, amongst the top ten in the State. In 2010, Lexington County had a total of 62,391 residents. According to the most recent data published by the FDIC, as of June 30, 2014, the Bank maintained a 2.61% deposit market share in Lexington County. As of June 30, 2014, our market share in Cayce, South Carolina is 12.49% and our market share in West Columbia, South Carolina is 8.84%.

Despite being in what we believe is one of the best markets in South Carolina, we may be particularly sensitive to changes in the state and local economies. The economic downturn that began in the latter half of 2007 resulted in higher unemployment rates and lower property values in our South Carolina markets. As a result, we are spending significant time on credit solutions for our customers and managing and disposing of real estate acquired in settlement of loans as effectively as possible. The weakening in the state and local economies has also impacted our loan demand and, to a lesser extent, available deposits. While economic conditions in our primary markets in South Carolina, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

Lending Activities

We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s primary service area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers. At December 31, 2014, we had gross loans of $78,426,868, representing 69.5% of our total assets.

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

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. As of December 31, 2014, our allowance for loan losses was approximately 1.28% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. As of December 31, 2014, loans secured by first or second mortgages on real estate made up approximately $66,810,711, or 85% of our loan portfolio. These loans will generally fall into one of two categories, commercial real estate and residential home equity lines of credit, but also include residential real estate. These categories are discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The Bank will generally charge an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans. Real estate loans are also sensitive to fluctuations in the value of the real estate securing the loan. On first and second mortgage loans we typically do not advance more than regulatory limits. Loans originated which exceed supervisory guidelines are typically limited to borrowers that exhibit a capacity for repayment that exceeds bank policy. While the bank can advance funds in excess of supervisory guidelines, there are regulatory limits on those advances. The aggregate amount of all loans in excess of the supervisory loan-to-value limits should not exceed 100% of total capital. Within the aggregate limit, total loans for all commercial, agricultural, multifamily or other non-1-to-4 family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. As of December 31, 2014 non-1-to-4 family residential loans equaled 22.6% of total capital and all loans in excess of supervisory guidelines equaled 28.5% of total capital. We will require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We will also require borrowers to obtain hazard insurance policies and flood insurance, if applicable. Additionally, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.

We will have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

•	Real Estate - Mortgage. Loans secured by real estate mortgages are the principal component of our loan portfolio. These loans generally fall into one of three categories: residential real estate loans, residential home equity lines of credit, and commercial real estate loans.

•	Residential Real Estate Loans. At December 31, 2014, our individual residential real estate loans ranged in size from $7,247 to $1,261,465, with an average loan size of approximately $124,308. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank. At December 31, 2014, residential real estate loans (other than construction loans) totaled $11,560,614, or 15% of our loan portfolio.

•	Residential Home Equity Lines of Credit. At December 31, 2014, our individual residential home equity lines of credit ranged in principal balances from $0 to $506,676, with an average principal balance of approximately $68,135. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate home equity lines of credit. These loans are generally secured by a first or second mortgage on the borrower’s primary residence. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. The Bank has obtained private mortgage insurance on second mortgage loans that exceeded supervisory guidelines at the inception of the loan. At December 31, 2014, the principal balance of residential home equity lines of credit totaled $16,995,363, or 21% of our loan portfolio.

•	Commercial Real Estate Loans. At December 31, 2014, our individual commercial real estate loans ranged in size from $0 to $1,202,602, with an average loan size of approximately $266,292. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease and thereby be unable to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request. At December 31, 2014, commercial real estate loans (other than construction loans) totaled $30,280,899, or 39% of our loan portfolio.

•	Real Estate – Construction, Land Development & Other Land. We offer adjustable and fixed rate land acquisition loans to consumers and commercial borrowers who wish to obtain land for their own use. We also offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible. At December 31, 2014, total construction, land development, and other land loans amounted to $7,973,835, or 10% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk. Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less. At December 31, 2014, commercial loans amounted to $10,308,132, or 13% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, and debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,308,025 or 2% of our loan portfolio.

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

Employees

As of December 31, 2014, we had 22 full-time employees and five part-time employees. We believe that our relations with our employees are good.

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

Recent Legislative and Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,

•	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies,

•	Granting new authority to the FDIC as liquidator and receiver,

•	Changing the manner in which deposit insurance assessments are made,

•	Requiring regulators to modify capital standards,

•	Establishing the Bureau of Consumer Financial Protection (the “CFPB”),

•	Capping interchange fees that banks charge merchants for debit card transactions,

•	Imposing more stringent requirements on mortgage lenders, and

•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which does not include the Company) and top-tier savings and loan holding companies. The final rule became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

Effective January 1, 2015, the final rule requires the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the current requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which will be phased in over a five-year period. When fully phased in on January 1, 2019, the rule will require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The final rule also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

If the new minimum capital ratios described above had been effective as of December 31, 2014, based on management’s interpretation and understanding of the new rules, the Bank would have remained “well capitalized” as of such date.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve Board and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015. At December 31, 2014, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Congaree State Bank—Prompt Corrective Action.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Congaree State Bank—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under current regulations, the categories are as noted below. Beginning in January 2015, however, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, described above under “Supervision and Regulation – Basel Capital Standards.” The following is a list of the current criteria for each prompt corrective action category:

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

As of December 31, 2014, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

As further described under “Supervision and Regulation – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which does not include the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2014 equaled 1.75 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Item 1A. Risk Factors.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, declining oil prices, on-going federal budget negotiations, the implementation of the employer mandate under the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the U.S. and worldwide. While economic conditions in our primary markets of South Carolina, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loan portfolio and our business, financial condition and results of operations.

Changes in local economic conditions where we operate could have a negative effect.

Our success depends significantly on growth, or lack thereof, in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Unlike larger financial institutions that are more geographically diversified, we are a community banking franchise. Adverse changes in, and further deterioration of, the economic conditions of the Southeast United States in general or in our primary markets in South Carolina could negatively affect our financial condition, results of operations and profitability. While economic conditions in South Carolina, along with the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•         loan delinquencies may increase;

•         problem assets and foreclosures may increase;

•         demand for our products and services may decline; and

•         collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

A significant portion of our loan portfolio is secured by real estate, and events that negatively affect the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2014, approximately 85% of our loans were secured by real estate mortgages. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our primary markets of South Carolina have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending. As of December 31, 2014, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 39%; construction, land development and other land 10%; and commercial 13%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2014, we had a total of $3,623,686 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2014, we had $2,864,546 in commercial loans that exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2014, commercial business loans comprised 13% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009. Rates remained steady for 2013 and 2014. Approximately 38.2% of our loans were variable rate loans at December 31, 2014. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates. Accordingly, increases in interest rates may reduce our net interest income. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

The reduction in net interest income may be exacerbated by the high level of competition that we face in our primary market areas. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. We are subject to regulation by the Federal Reserve. The Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures client deposits, and by our primary state regulator, the South Carolina Board of Financial Institutions. Also, as a member of the Federal Home Loan Bank (the “FHLB”), the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. The Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

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

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The final rule increases capital requirements and generally includes two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (“CET1”) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including non-cumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rule permits bank holding companies with less than $15 billion in assets to continue to include trust preferred securities and non-cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

The final rule adjusts all three categories of capital by requiring new deductions from and adjustments to capital that will result in more stringent capital requirements and may require changes in the ways we do business. Among other things, the current rule on the deduction of mortgage servicing assets from Tier 1 capital has been revised in ways that are likely to require a greater deduction than we currently make and that will require the deduction to be made from CET1. This deduction phases in over a three-year period from 2015 through 2017. We closely monitor our mortgage servicing assets, and we expect to maintain our mortgage servicing asset at levels below the deduction thresholds by a combination of sales of portions of these assets from time to time either on a flowing basis as we originate mortgages or through bulk sale transactions. Additionally, any gains on sale from mortgage loans sold into securitizations must be deducted in full from CET1. This requirement phases in over three years from 2015 through 2017. Under the earlier rule and through 2014, no deduction was required.

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

In addition to the higher required capital ratios and the new deductions and adjustments, the final rule increases the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

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

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until March 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014, the debt ceiling was suspended further until March 16, 2015. Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. As December 31, 2014, our borrowing capacity with the Federal Home Loan Bank was $22,620,000 of which $11,120,000 is available. Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands. If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

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

On October 31, 2012, the Treasury sold its Series A Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The dividends declared on the Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2014	High	Low
First Quarter	$3.85	$3.30
Second Quarter	4.00	3.30
Third Quarter	3.78	3.60
Fourth Quarter	3.87	3.51

2013	High	Low
First Quarter	$4.00	$2.25
Second Quarter	4.15	4.00
Third Quarter	4.55	4.00
Fourth Quarter	4.35	3.85

As of March 3, 2015, there were 1,764,439 shares of common stock outstanding held by approximately 1,685 shareholders of record.

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

As noted above, on October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding.

The following table sets forth equity compensation plan information at December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	167,944	$6.86	149,655

Equity compensation plans not approved by security holders (2)	80,000	$10.00	—
Total	247,944	$8.43	149,655

(1)	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

(2)	In connection with our formation, each of our organizers received, at no cost to them, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering, up to a maximum of 10,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion describes our results of operations for the years ended December 31, 2014 and 2013, analyzes our financial condition as of December 31, 2014 and identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Our net income was $1,357,740 and $1,022,759 for the years ended December 31, 2014 and 2013, respectively. Net income before income tax benefit was $501,315 for the year ended December 31, 2014, a decrease of $79,797, compared to income before tax benefit of $581,112 for the year ended December 31, 2013. The reversal of the deferred tax asset valuation allowance at December 31, 2014 and 2013 contributed $856,425 and $441,647 to our net income, respectively. The decrease in net income before income taxes in 2014 resulted from a decrease of $142,907 in noninterest income and a decrease of $204,988 in net interest income. Noninterest expense decreased from $3,975,975 for the year ended December 31, 2013 to $3,754,877 for the year ended December 31, 2014. We also recorded a provision for loan losses of $358,000 and $405,000 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, total assets were $112,922,086 compared to $112,538,793 at December 31, 2013, for an increase of $383,293, or 0.34%. The increase in assets resulted from an increase in our loan portfolio of $464,407 in 2014. Interest-earning assets comprised approximately 91% and 92.7% of total assets at December 31, 2014 and December 31, 2013, respectively. Gross loans totaled $78,426,868 at December 31, 2014, an increase of $464,407, or 0.59%, from $77,962,461 at December 31, 2013. In addition, we transferred loans in the amount of $788,921 to other real estate owned during the year ended December 31, 2014, compared to $251,386 in the year ended December 31, 2013. Investment securities were $25,339,059 at December 31, 2014, a decrease of $2,335,358, or 8.4%, from $27,674,417 at December 31, 2013. There was no investment in overnight federal funds at December 31, 2014 and 2013.

Deposits totaled $87,958,312 at December 31, 2014, a $3,178,145, or 3.48%, decrease from $91,130,457 at December 31, 2013. Shareholders’ equity was $13,344,948 and $12,408,617 at December 31, 2014 and December 31, 2013, respectively.

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

Like many financial institutions across the United States and in South Carolina, our operations have been adversely affected by the economic downturn beginning in the latter half of 2007. At that time, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. Portfolio-wide delinquencies remained at an elevated level throughout 2013 but declined throughout 2014. The Bank’s management continues to aggressively manage the level and number of delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in real estate loans.

As of December 31, 2014, approximately 85% of our loans had real estate as a primary or secondary component of collateral. Included in our loans secured by real estate, we have approximately $7,973,835 of construction, land development and other land loans as of December 31, 2014, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use. Additionally, $1,631,904 of all construction, land development, and other land loans are single family residential construction loans intended for use as a primary residence.

Non-performing assets decreased during the year ended December 31, 2014.  As of December 31, 2014, our non-performing assets equaled $2,595,086, or 2.29% of assets, as compared to $2,800,181, or 2.48% of assets, as of December 31, 2013.  For the year ended December 31, 2014, we recorded a provision for loan losses of $358,000 and net loan charge-offs of $663,517, or 0.80% of average loans, as compared to a $405,000 provision for loan losses and net loan charge-offs of $387,742, or 0.50% of average loans, for the year ended December 31, 2013.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2014, included herein. Management has discussed these critical accounting policies with the audit committee.

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

Income Taxes

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in our financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the financial statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent non deductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

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

Net interest income was $4,181,782 for the year ended December 31, 2014, a decrease of $204,988 or 4.67% over net interest income of $4,386,770 for the year ended December 31, 2013. Interest income of $4,584,468 for the year ended December 31, 2014 included $3,915,092 on loans, $644,834 on investment securities and $24,542 on federal funds sold and nonmarketable equity securities. Loan interest and related fees decreased $274,258, or 6.55%, during 2014, due to a decrease in the loan portfolio volume and interest rates. Total interest expense of $402,686 for the year ended December 31, 2014 included $345,220 related to deposit accounts and $57,466 on federal funds purchased and FHLB borrowings. Interest expense on deposits decreased $63,534, or 15.75%, during 2014 due to the decrease in deposit rates and volume during 2014.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate	Average Balance	Income/ Expense	Yield/Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$209	$1	0.26%	$101	$—	—	$553	$1	0.18%
Investment securities and FHLB stock	26,832	669	2.49%	26,684	664	2.48%	27,712	749	2.70%
Loans receivable(1)	77,669	3,915	5.04%	79,925	4,189	5.24%	84,093	4,570	5.43%

Total earning assets	104,710	4,585	4.38%	106,710	4,853	4.55%	112,358	5,320	4.74%
Noninterest-earning assets	7,920			5,440			6,058

Total assets	$112,630			$112,150			$118,416

Interest-bearing liabilities:
Interest bearing transaction accounts	$6,786	12	0.18%	$5,696	10	0.18%	$4,877	8	0.16%
Savings & money market	44,245	120	0.27%	45,460	161	0.36%	49,982	280	0.56%
Time deposits	25,678	213	0.83%	29,054	253	0.87%	32,458	345	1.06%
Advances from FHLB	9,002	55	0.60%	4,821	39	0.81%	6,608	100	1.51%
Federal funds purchased and repurchase agreement	492	3	0.51%	521	3	0.53%	208	1	0.48%

Total interest-bearing liabilities	86,203	403	0.47%	85,552	466	0.54%	94,133	734	0.78%

Noninterest-bearing liabilities	14,096			14,334			11,429
Shareholders’ equity	12,331			12,264			12,854

Total liabilities and shareholders’ equity	$112,630			$112,150			$118,416

Net interest spread			3.91%			4.01%			3.96%

Net interest margin		$4,182	3.99%		$4,387	4.11%		$4,586	4.08%

(1) Loan fees, which are immaterial, are included in interest income. There were $1,153,991 in nonaccrual loans for 2014 and $1,255,947 nonaccrual loans in 2013. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2014 was 3.99%, a decrease of twelve basis points from the net interest margin of 4.11% for the year ended December 31, 2013. The net interest margin is calculated by dividing net interest income by year-to-date average earning assets. This decrease can be attributed to the earning asset yield on loans declining due to competition. We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates. Earning assets averaged $104,710,000 for the year ended December 31, 2014, decreasing from $106,710,000 for the year ended December 31, 2013. Our net interest spread was 3.91% for the year ended December 31, 2014. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2014 Compared to 2013			2013 Compared to 2012
(dollars in thousands)	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate

Interest-earning assets:
Federal funds sold	$1	$1	$—	$(1)	$(1)	$—
Investment securities and FHLB stock	5	3	2	(85)	74	(159)
Loans	(274)	(131)	(143)	(381)	(124)	(257)
Total interest income	(268)	(127)	(141)	(467)	(51)	(416)

Interest-bearing liabilities:
Interest-bearing deposits	(79)	(20)	(59)	(209)	(53)	(156)

FHLB advances	16	27	(11)	(61)	(22)	(39)

Federal funds purchased and repurchase agreement	—	—	—	2	2	—
Total interest expense	(63)	7	(70)	(268)	(73)	(195)
Net interest income	$(205)	$(134)	$(71)	$(199)	$22	$(221)

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

Our provision for loan losses for the year ended December 31, 2014 was $358,000, a decrease of $47,000 or 11.6% over our provision of $405,000 for the year ended December 31, 2013. The allowance as a percentage of gross loans decreased from 1.68% as of December 31, 2013 to 1.28% as of December 31, 2014 due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs, as well as peer data, to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2014 was $432,410 compared to $575,317 for the year ended December 31, 2013. This decrease is primarily related to a decrease in gains on sales of securities available-for-sale which totaled $71,145 for the year ended December 31, 2014, compared to $222,297 in 2013.  This decrease compared to 2013 was primarily due to restructuring the investment portfolio to shorten the duration in 2014. For the year ended December 31, 2014, mortgage loan origination fees were $31,150, a decrease of $38,104, or 55.8%, from 2013, due to the decrease in the volume of mortgage loans originated.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2014 and 2013.

	2014	2013
Compensation and benefits	$1,896,824	$1,810,856
Occupancy and equipment	669,519	832,211
Data processing and related costs	363,269	335,087
Marketing, advertising and shareholder communications	85,970	80,632
Legal and audit	241,047	179,851
Other professional fees	10,906	10,242
Supplies and postage	57,274	62,580
Insurance	47,893	44,897
Credit related expenses	324	17,498
Regulatory fees and FDIC insurance	124,558	131,430
Net cost of operations of other real estate owned	32,316	257,643
Other	224,977	213,048
Total noninterest expense	$3,754,877	$3,975,975

Noninterest expense was $3,754,877 for the year ended December 31, 2014, compared to $3,975,975 for the year ended December 31, 2013. The most significant component of noninterest expense is compensation and benefits, which totaled $1,896,824 for the year ended December 31, 2014, compared to $1,810,856 for the year ended December 31, 2013. The increase is primarily related to an increase in salaries due to employee performance.  Occupancy and equipment expense of $669,519 in 2014 decreased from $832,211 in 2013 mainly due to the repurchase of the Knox Abbott property. Legal and audit fees increased from $179,851 in 2013 to $241,047 in 2014 as a result of increased legal fees related to work out of problem loans and increase in audit fees. Net cost of operations of other real estate expenses decreased from $257,643 in 2013 to $32,316 in 2014 as a result of a decrease in writedowns of real estate owned during the year. Regulatory fees and FDIC insurance decreased from $131,430 in 2013 to $124,558 in 2014, primarily due to a decrease in the asset base used by the FDIC insurance assessments base used to calculate the fees.

Income Taxes

The Company had taxable income for the years ended December 31, 2014 and 2013.  Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that a partial valuation allowance was needed at December 31, 2013. Management’s judgment is based on estimates concerning future income earned and historical earnings for the year ended December 31, 2014. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of its net deferred tax assets. Therefore, the majority of the valuation allowance was reduced by $1,142,949 in 2014 and $812,237 in 2013.

Investments

At December 31, 2014, our available for sale investment securities portfolio was $21,173,560 and represented approximately 18.7% of our total assets. Available for sale investment securities decreased $2,471,680 from $23,645,240 at December 31, 2013. Our portfolio consisted of Small Business Administration Securities of $8,700,577, mortgage-backed securities of $1,948,933, state, county and municipal investment securities of $3,129,037, U.S. government sponsored agencies of $6,596,536, and corporate bonds of $798,477.

The amortized costs and fair values of investment securities at December 31, 2014, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$606,051	$612,663	$—	$—
Due after one through five years	3,527,971	3,504,581	—	—
Due after five through ten years	17,166,877	17,056,316	1,621,498	1,645,586
Due after ten years	—	—	1,823,201	1,827,124

Total securities	$21,300,899	$21,173,560	$3,444,699	$3,472,710

At December 31, 2014 and 2013, we had $3,444,699 and $3,475,977, respectively, in held to maturity investment securities portfolio.

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

Investment securities with market values of approximately $10,119,786 and $9,267,270 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, as required by law.

Proceeds from sales of available-for-sale securities during 2014 and 2013 were $13,568,814 and $8,509,386, respectively. Net gains of $71,145 and $222,297 were recognized on these sales in 2014 and 2013, respectively.

We held $720,800 of non-marketable equity securities, which consisted of FHLB stock of $618,800 and Pacific Coast Bankers Bank stock of $102,000, at December 31, 2014. These investments are carried at cost, which approximates fair market value.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2014 were $78,426,868, or 75.5% of interest-earning assets and 69.4% of total assets, compared to $77,962,461, or 73.8% of interest-earning assets and 69.3% of total assets, at December 31, 2013. Due to the economic environment, the Bank made selective decisions related to originating loans in 2014. Loans originated in 2014 typically had debt service coverage ratios, debt to income ratios, loan to value ratios, and credit quality indicators that meet policy minimums. Management’s selectivity resulted in an increase of loan originations in for the year ended December 31, 2014. In addition, as the Bank moved into its eighth year of operations, the Bank experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 85% of loans outstanding at December 31, 2014 and 86% at December 31, 2013. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

Commercial loans and lines of credit represented approximately 13% of our loan portfolio at December 31, 2014 and 12% at December 31, 2013.

Our construction, land development, and other land loans represented approximately 10% and 11% of our loan portfolio at December 31, 2014 and 2013, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,280,899	39%	$28,760,723	37%
Construction, Land Development, & Other Land	7,973,835	10%	8,198,696	11%
Residential	11,560,614	15%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	16,995,363	21%	17,388,327	22%
Total Real Estate	66,810,711	85%	66,964,944	86%

Commercial	10,308,132	13%	9,703,862	12%
Consumer	1,308,025	2%	1,293,655	2%
Gross loans	78,426,868	100%	77,962,461	100%
Less allowance for loan losses	(1,006,794)		(1,312,311)
Total loans, net	$77,420,074		$76,650,150

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2014.

	One Year or Less	After one but within five years	After five years	Total
Commercial Real Estate	$3,499,308	$25,984,853	$796,738	$30,280,899
Construction Land Development, and Other Land	3,537,111	3,721,068	715,656	7,973,835
Residential Mortgage	2,796,983	7,763,797	999,834	11,560,614
Residential Home Equity Lines of Credit	240,526	78,614	16,676,223	16,995,363
Total Real Estate	10,073,928	37,548,332	19,188,451	66,810,711

Commercial	2,298,540	6,893,308	1,116,284	10,308,132
Consumer	246,902	875,152	185,971	1,308,025
Total Gross Loans, net of deferred loan fees	$12,619,370	$45,316,792	$20,490,706	$78,426,868

Gross Loans maturing after one year with
Fixed interest rates				$44,046,678
Floating interest rates				21,760,820
Total				$65,807,498

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,006,794 and $1,312,311 as of December 31, 2014 and December 31, 2013, respectively, and represented 1.28% of outstanding loans at December 31, 2014 and 1.68% of outstanding loans at December 31, 2013. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

In addition, the recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends may continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the commercial real estate market in our market areas.  Management believes estimates of the level of allowance for loan losses required have been appropriate and our expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $2,658,476 and $4,448,601 in impaired loans at December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off. Our valuation allowance related to impaired loans totaled $232,144 and $456,133 at December 31, 2014 and December 31, 2013, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2014 and 2013:

	2014	2013

Balance at the beginning of period	$1,312,311	$1,295,053
Charge-offs:
Commercial	46,916	70,951
Residential	11,034	93,201
Commercial Real Estate	332,299	58,362
Construction, Land Development and Other Land	—	—
Residential – HELOCs	290,696	140,000
Consumer	7,572	54,514
Total Charged-off	$688,517	$417,028

Recoveries:
Residential	181	738
Commercial Real Estate	—	—
Commercial	5,540	27,691
Residential - HELOCs	19,279	857
Total Recoveries	25,000	29,286

Net Charge-offs	663,517	387,742
Provision for Loan Loss	358,000	405,000
Balance at end of period	$1,006,794	$1,312,311

Total loans at end of period	$78,426,868	$77,962,461

Average loans outstanding	$77,669,000	$79,925,000

As a percentage of average loans:
Net loans charged-off	0.85%	0.49%
Provision for loan losses	0.46%	0.51%

Allowance for loan losses as a percentage of:
Year end loans	1.28%	1.68%
Average loans outstanding	1.37%	1.64%

Allocation of the Allowance For Loan Losses

The following table presents an allocation of the allowance for loan losses at the end of each of the past two years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2014		2013
	Amount	% of loans in category	Amount	% of loans in category
Commercial	$174,737	13%	$234,069	12%
Commercial Real Estate	62,460	39%	104,705	37%
Construction, Land Development and Other Land	13,157	10%	80,213	11%
Consumer	42,299	2%	39,792	2%
Residential Mortgage	64,651	15%	228,771	16%
Residential HELOCs	476,045	21%	624,739	22%
Unallocated	173,445	N/A	22	N/A
Total	$1,006,794	100%	$1,312,311	100%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2014 and 2013:

	December 31,
	2014	2013

Other real estate owned	$1,441,095	$1,544,234
Non-accrual loans	1,153,991	1,255,947
Accruing loans 90 days or more past due	—	—

Total non-performing assets	$2,595,086	$2,800,181

As a percentage of gross loans:	3.31%	3.59%

The Bank had net charge-offs on loans in the amount of $663,517 for the year ended December 31, 2014, compared to $387,742 charged off in 2013. At December 31, 2014, there were six loans in non-accrual status totaling $1,153,991 compared to 13 loans in nonaccrual status that totaling $1,255,947 at December 31, 2013. There were no loans contractually past due 90 days or more still accruing interest at December 31, 2014 and December 31, 2013. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014. At December 31, 2014 and 2013, impaired loans totaled $2,658,476 and $4,448,601, respectively. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2014 and 2013, we received approximately $23,883 and $23,739 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $56,591 and $66,814, respectively.

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

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of December 31, 2014 and 2013, potential problem loans that were not already categorized as nonaccrual totaled $2,015,148 and $2,837,041, respectively. These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2014 and 2013 were $87,958,312 and $91,130,457, respectively. In trying to attract local deposits and increase our core deposits, we did not renew some wholesale deposits and instead focused on customer relationships with the Bank. The following table shows the average balance outstanding and the average rates paid on deposits during 2014 and 2013.

	2014		2013
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$13,832,579	—%	$14,164,287	—%
Interest-bearing checking	6,786,089	0.18	5,695,579	0.17
Money market	42,915,814	0.27	44,316,767	0.36
Savings	1,329,634	0.18	1,142,886	0.23
Time deposits less than $100,000	11,617,528	0.76	12,950,489	0.86
Time deposits $100,000 and over	14,060,312	0.88	16,103,530	0.89
Total	$90,541,956	0.45%	$94,373,538	0.53%

Core deposits, which exclude time deposits of $100,000 or more and wholesale certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $75,759,021 at December 31, 2014, compared to $75,762,335 at December 31, 2013. Our loan-to-deposit ratio was 89.2% and 85.6% at December 31, 2014 and 2013, respectively. Due to the current interest rate environment in our market, we did not renew any internet certificates of deposit as a funding source when we were able to procure funds in the local market. We did not have any brokered certificates of deposit purchased at December 31, 2014 and December 31, 2013.

The maturity distribution of our time deposits of $100,000 or more time deposits at December 31, 2014 was as follows:

Three months or less	$1,940,447
Over three through six months	2,150,662
Over six through twelve months	4,788,183
Over twelve months	3,319,999
Total	$12,199,291

Borrowings and lines of credit

At December 31, 2014, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At December 31, 2014 we had no borrowings outstanding on these lines. At December 31, 2013, we had $1,768,000 outstanding in federal funds purchased.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2014 and December 31, 2013, we had $11,500,000 and $7,000,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $11,120,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date		Maturity Date		Interest Rate

$1,000,000	12	/17/2014	3	/17/2015	0.24%
$2,000,000	12	/17/2014	4	/17/2015	0.29%
$1,500,000	11	/25/2014	4	/24/2015	0.26%
$1,000,000	12	/12/2014	5	/12/2015	0.29%
$1,000,000	8	/11/2011	8	/11/2015	1.07%
$2,500,000	9	/24/2013	9	/24/2015	0.51%
$2,500,000	9	/24/2013	9	/23/2016	0.95%

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

Capital Resources

Total shareholders’ equity was $13,344,948 at December 31, 2014, an increase of $936,331 from $12,408,617 at December 31, 2013. The increase is primarily due to net income of $1,357,740, offset by a $451,317 change in unrealized income on investment securities available for sale during 2014 and dividends paid on preferred stock of $149,046.

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

The following table sets forth the Bank’s capital ratios at December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Bank was considered “well capitalized”.

	2014		2013

Total risk-based capital	$12,697	15.87%	$13,102	16.47%
Tier 1 risk-based capital	11,697	14.62%	12,103	15.22%
Leverage capital	11,697	10.57%	12,103	10.80%

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

As noted under “Supervision and Regulation – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (which does not include the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2014 and 2013.

	2014	2013
Return on average assets	0.94%	0.91%

Return on average equity	8.61%	8.34%

Equity to assets ratio	11.58%	10.94%

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

Off-Balance Sheet Arrangements

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2014, we had issued commitments to extend credit of approximately $13,267,000 through various types of lending arrangements. There were two standby letters of credit included in the commitments for $48,000. Fixed rate commitments were $272,000 and variable rate commitments were $12,995,000.

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

At December 31, 2014, our liquid assets, consisting of cash and due from banks, amounted to $3,034,889, or approximately 2.69% of total assets. Our investment securities available for sale at December 31, 2014 amounted to $21,173,560, or approximately 18.7% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2014, $10,119,786 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $12,550,000 at December 31, 2014. We are a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2014, we had borrowed $11,500,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2014 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After Three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:(in thousands)
Investment securities	$3,343	$1,117	$5,390	$15,490	$25,340
Loans	33,306	7,144	35,493	2,484	78,427
Total interest-earning assets	36,649	$8,261	$40,883	$17,974	$103,767

Interest-bearing liabilities:(in thousands)

Interest-bearing checking	$8,005	$—	$—	$—	$8,005
Money market and savings	43,485	—	—	—	43,485
Time deposits	4,423	11,195	6,295	—	21,913

Fed Funds Purchased	—	—	—	—

FHLB Advances	1,000	8,000	2,500	—	11,500
Total interest-bearing
Liabilities	$56,913	$19,195	$8,795	$—	$84,903

Period gap (in thousands)	$(20,264)	$(10,934)	$32,088	$17,974	$18,864
Cumulative gap (in thousands)	$(20,264)	$(31,198)	$890	$18,864

Ratio of cumulative gap to total interest-earning assets	(19.52)%	(30.06)%	0.85%	18.17%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2014 and 2013

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Congaree Bancshares, Inc. and Subsidiary

Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 27, 2015

CONGAREE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets:
Cash and cash equivalents:
Cash and due from banks	$3,034,889	$1,638,635
Total cash and cash equivalents	3,034,889	1,638,635

Securities available-for-sale	21,173,560	23,645,240
Securities held-to-maturity (fair value of $3,472,710 and $3,249,235 at December 31, 2014 and 2013, respectively)	3,444,699	3,475,977
Nonmarketable equity securities	720,800	553,200

Loans receivable	78,426,868	77,962,461
Less allowance for loan losses	1,006,794	1,312,311

Loans receivable, net	77,420,074	76,650,150

Premises, furniture and equipment, net	2,959,222	2,960,583
Accrued interest receivable	363,444	398,498
Other real estate owned	1,441,095	1,544,234
Deferred tax asset	2,156,902	1,479,585
Other assets	207,401	192,691
Total assets	$112,922,086	$112,538,793

Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$14,555,810	$12,925,414
Interest-bearing transaction accounts	8,005,384	5,667,203
Savings and money market	43,484,515	44,032,562
Time deposits $100,000 and over	12,199,291	15,368,122
Other time deposits	9,713,312	13,137,156

Total deposits	87,958,312	91,130,457

Federal funds purchased	—	1,768,000
Federal Home Loan Bank advances	11,500,000	7,000,000
Accrued interest payable	13,766	14,127
Other liabilities	105,060	217,592
Total liabilities	99,577,138	100,130,176

Commitments and contingencies (Notes 13, 14 and 19)

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 1,400 and 2,129 shares issued and outstanding as at December 31, 2014 and December 31, 2013, respectively	1,400,000	2,117,147
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	164,000	166,352
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding	17,644	17,644
Capital surplus	17,693,644	17,688,324
Accumulated deficit	(5,850,277)	(7,049,470)
Accumulated other comprehensive loss	(80,063)	(531,380)

Total shareholders’ equity	13,344,948	12,408,617

Total liabilities and shareholders’ equity	$112,922,086	$112,538,793

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the years ended December 31,
	2014	2013
Interest income:
Loans, including fees	$3,915,092	$4,189,350
Investment securities, taxable	644,834	648,595
Investment securities, non-taxable	—	2,203
Federal funds sold and other	24,542	12,842

Total	4,584,468	4,852,990

Interest expense:
Time deposits $100,000 and over	124,042	142,549
Other deposits	221,178	281,733
Other borrowings	57,466	41,938

Total	402,686	466,220

Net interest income	4,181,782	4,386,770

Provision for loan losses	358,000	405,000

Net interest income after provision for loan losses	3,823,782	3,981,770

Noninterest income:
Service charges on deposit accounts	291,190	267,201
Residential mortgage origination fees	31,150	69,254
Gain on sales of securities available-for-sale	71,145	222,297
Other	38,925	16,565
Total noninterest income	432,410	575,317

Noninterest expenses:
Salaries and employee benefits	1,896,824	1,810,856
Net occupancy	311,524	518,846
Furniture and equipment	357,995	313,365
Professional fees	251,953	190,093
Data processing and other costs	363,269	335,087
Regulatory fees and FDIC assessment	124,558	131,430
Net cost of operation of other real estate owned	32,316	257,643
Other operating	416,438	418,655

Total noninterest expense	3,754,877	3,975,975

Income before income taxes	501,315	581,112
Income tax benefit	(856,425)	(441,647)

Net income	1,357,740	1,022,759

Net accretion of preferred stock to redemption value	9,501	17,798
Preferred dividends	149,046	121,211

Net income available to common shareholders	$1,199,193	$883,750

Income per common share
Basic and diluted income per common share	$0.68	$0.50
Average common shares outstanding	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income

	For the years ended December 31,
	2014	2013
Net Income	$1,357,740	$1,022,759
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale, net of taxes of $250,902 at December 31, 2014 and $411,952 at December 31, 2013	498,273	(795,310)
Reclassification adjustment for gains included in net income, net of taxes of $24,189 at December 31, 2014 and $75,581 at December 31, 2013	(46,956)	(146,716)
Other comprehensive income (loss)	451,317	(942,026)
Comprehensive Income	$1,809,057	$80,733

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Capital	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2012	2,293	$2,265,701	1,764,439	$17,644	$17,688,324	$(7,933,220)	$410,646	$12,449,095
Net Income						1,022,759		1,022,759
Other comprehensive loss							(942,026)	(942,026)
Accretion of Series A discount on preferred stock		20,860				(20,860)		—
Amortization of Series B premium on preferred stock		(3,062)				3,062		—
Dividends on preferred stock						(121,211)		(121,211)
Balance, December 31, 2013	2,293	2,283,499	1,764,439	17,644	17,688,324	(7,049,470)	(531,380)	12,408,617
Net Income						1,357,740		1,357,740
Other comprehensive income							451,317	451,317
Stock option compensation expense					5,320			5,320
Repurchase of preferred stock	(729)	(729,000)						(729,000)
Accretion of Series A discount on preferred stock		11,853				(11,853)		—
Amortization of Series B premium on preferred stock		(2,352)				2,352		—
Dividends on preferred stock						(149,046)		(149,056)
Balance, December 31, 2014	1,564	$1,564,000	1,764,439	$17,644	$17,693,644	$(5,850,277)	$(80,063)	$13,344,948

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,357,740	$1,022,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	358,000	405,000
Deferred income tax benefit	(904,026)	(440,612)
Stock based compensation expense	5,320	—
Depreciation and amortization expense	171,940	149,667
Discount accretion and premium amortization	119,184	104,694
Decrease in accrued interest receivable	35,054	64,762
Decrease in accrued interest payable	(361)	(8,230)
Gain on sale of securities available-for-sale	(71,145)	(222,297)
Write downs on other real estate owned	—	203,551
(Gain) loss on sale of other real estate owned	(15,455)	17,916
Increase in other assets	(14,710)	(41,493)
(Decrease) increase in other liabilities	(112,532)	38,554

Net cash provided by operating activities	929,009	1,294,271

Cash flows from investing activities:
Purchase of securities available-for-sale	(11,216,204)	(10,680,810)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	780,335	709,957
Proceeds from sales of securities available-for-sale	13,568,814	8,509,386
Purchase of nonmarketable equity securities	(382,500)	(135,000)
Proceeds from sales of nonmarketable equity securities	214,900	136,800
Net (increase) decrease in loans receivable	(1,916,845)	2,099,656
Purchase of premises, furniture and equipment	(170,579)	(2,453,336)
Proceeds from sales of other real estate owned	907,515	700,082

Net cash provided (used) by investing activities	1,785,436	(1,113,265)

Cash flows from financing activities:
Increase (decrease) in noninterest-bearing deposits	1,630,396	(2,158,079)
Decrease in interest-bearing deposits	(4,802,541)	(1,514,584)
(Decrease) increase in federal funds purchased	(1,768,000)	1,768,000
Increase in borrowings from FHLB	4,500,000	1,000,000
Repurchase of preferred stock	(729,000)	—
Dividends paid on preferred stock	(149,046)	(121,211)
Net cash used by financing activities	(1,318,191)	(1,025,874)

Net increase (decrease) in cash and cash equivalents	1,396,254	(844,868)

Cash and cash equivalents, beginning of year	1,638,635	2,483,503

Cash and cash equivalents, end of year	$3,034,889	$1,638,635

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$403,047	$474,450
Transfer of loans to other real estate	$788,921	$251,386
Cash paid for taxes	$17,884	$29,782

See notes to consolidated financial statements.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2014 and 2013, the Bank had no trading securities.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Pacific Coast Bankers Bank. These stocks have no quoted market value and no ready market exists. The Company’s investment in Federal Home Loan Bank stock at December 31, 2014 and 2013 was $618,800 and $451,200, respectively. The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2014 and 2013 was $102,000.

Loans Receivable - Loans are stated at their upaid principal balance less any charge-offs. Interest income is computed using the simple interest method and is recorded in the period earned.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $39,774 and $43,486 for the year ended December 31, 2014 and 2013, respectively.

Income Per Share - Basic income per common share for 2014 and 2013 represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per common share is adjusted to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants. Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per common share. The Company deemed the options and warrants not dilutive for the years ended December 31, 2014 and 2013 due to the exercise price of all vested options and warrants exceeding the average market price of the Company’s stock during the period.

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

Interest paid on deposits and other borrowings totaled $403,047 and $474,450 for the years ended December 31, 2014 and 2013, respectively. Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements. In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions. The Bank transferred loans in the amount of $788,921 and $251,386 to other real estate owned during the years ended December 31, 2014 and 2013, respectively. The Bank did not transfer any investment securities between categories during the year ended December 31, 2014.

There were income tax payments during the years ended December 31, 2014 and 2013 in the amount of $17,884 and $29,782, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements, continued

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications - Certain captions and amounts in the 2013 consolidated financial statements were reclassified to conform with the 2014 presentation. The reclassifications did not have any material effect on the previously reported net income or shareholders’ equity.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2014 and 2013, the requirement was met by the cash balance in the vault.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2014
Government sponsored enterprises	$6,613,080	$6,300	$22,844	$6,596,536
Corporate bonds	800,706	—	2,229	798,477
Small Business Administration Securities	8,787,157	15,390	101,970	8,700,577
Mortgage-backed securities	1,948,070	7,420	6,557	1,948,933
State, county and municipal	3,151,886	—	22,849	3,129,037
	$21,300,899	$29,110	$156,449	$21,173,560

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2013
Government sponsored enterprises	$998,229	$—	$84,909	$913,320
Corporate bonds	500,000	—	2,565	497,435
Small Business Administration Securities	10,328,411	35	500,474	9,827,972
Mortgage-backed securities	8,668,091	6,495	40,940	8,633,646
State, county and municipal	3,955,878	—	183,011	3,772,867
	$24,450,609	$6,530	$811,899	$23,645,240

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2014
State, county and municipal	$3,444,699	$31,830	$3,819	$3,472,710

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2013
State, county and municipal	$3,475,977	$—	$226,742	$3,249,235

Proceeds from sales of available-for-sale securities during 2014 and 2013 were $13,568,814 and $8,509,386, respectively. Gross gains of $102,039 and gross losses of $30,894 were recognized on those sales in 2014, and gross gains of $222,297 were recognized on those sales in 2013. There were no losses recognized on those sales in 2013. There were no sales of held to maturity securities during 2014 and 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 3 - INVESTMENT SECURITIES - continued

The amortized costs and fair values of investment securities at December 31, 2014, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$606,051	$612,663	$—	$—
Due after one through five years	3,527,971	3,504,581	—	—
Due after five through ten years	17,166,877	17,056,316	1,621,498	1,645,586
Due after ten years	—	—	1,823,201	1,827,124

Total securities	$21,300,899	$21,173,560	$3,444,699	$3,472,710

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$5,016,725	$2,403	$978,439	$20,441	$5,995,164	$22,844
Corporate Bonds	298,477	2,229	—	—	298,477	2,229
Mortgage-backed securities	—	—	934,730	6,557	934,730	6,557
Small Business Administration Securities	—	—	4,090,318	101,970	4,090,318	101,970
State, county and municipals	1,292,753	8,418	1,836,284	14,431	3,129,037	22,849
	$6,607,955	$13,050	$7,839,771	$143,399	$14,447,726	$156,449

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$518,456	$3,819	$—	$—	$518,456	$3,819

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

Securities classified as available-for-sale are recorded at fair market value. At December 31, 2014, there were nine securities in a continuous unrealized loss position for more than twelve months. The Company has the ability and intent to hold these securities until such time that the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer; therefore, these losses are not considered other than temporary. At December 31, 2013, there were two securities in a continuous unrealized loss position for more than twelve months.

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

Investment securities with market values of approximately $10,119,786 and $9,267,270 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,280,899	39%	$28,760,723	37%
Construction, Land Development, & Other Land	7,973,835	10%	8,198,696	11%
Residential	11,560,614	15%	12,617,198	16%
Residential Home Equity Lines of Credit (HELOCs)	16,995,363	21%	17,388,327	22%
Total Real Estate	66,810,711	85%	66,964,944	86%

Commercial	10,308,132	13%	9,703,862	12%
Consumer	1,308,025	2%	1,293,655	2%
Gross loans	78,426,868	100%	77,962,461	100%
Less allowance for loan losses	(1,006,794)		(1,312,311)
Total loans, net	$77,420,074		$76,650,150

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 - LOANS RECEIVABLE - continued

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

The following is an analysis of our loan portfolio by credit quality indicators at December 31, 2014 and 2013:

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$9,410,911	$28,455,409	$7,637,360	$1,202,892	$10,162,188	$15,305,931	$72,174,691
Special Mention	712,318	1,133,160	336,475	67,312	252,524	581,249	3,083,038
Substandard or Worse	184,903	692,330	—	37,821	1,145,902	1,108,183	3,169,139
Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$78,426,868

December 31, 2013	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$8,468,920	$27,232,107	$7,281,057	$1,240,535	$10,597,540	$15,211,902	$70,032,061
Special Mention	960,219	268,565	413,224	—	573,416	621,617	2,837,041
Substandard or Worse	274,723	1,260,051	504,415	53,120	1,446,242	1,554,808	5,093,359
Total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$77,962,461

The following is an aging analysis of our loan portfolio at December 31, 2014 and 2013:

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$644,594	$113,434	$—	$758,028	$9,550,104	$10,308,132	$—
Commercial Real Estate	481,604	—	459,000	940,604	29,340,295	30,280,899	—
Construction, Land Development, & Other Land	—	—	—	—	7,973,835	7,973,835	—
Consumer	2,385	—	—	2,385	1,305,640	1,308,025	—
Residential	225,847	—	—	225,847	11,334,767	11,560,614	—
Residential HELOCs	—	157,747	162,236	319,983	16,675,380	16,995,363	—
Total	$1,354,430	$271,181	$621,236	$2,246,847	$76,180,021	$78,426,868	$—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 - LOANS RECEIVABLE - continued

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$155,128	$—	$49,066	$204,194	$9,499,668	$9,703,862	$—
Commercial Real Estate	—	4,820	—	4,820	28,755,903	28,760,723	—
Construction, Land Development, & Other Land	—	—	—	—	8,198,696	8,198,696	—
Consumer	9,024	—	—	9,024	1,284,631	1,293,655	—
Residential	249,571	84,128	356,717	690,416	11,926,782	12,617,198	—
Residential HELOCs	184,975	249,787	173,977	608,739	16,779,588	17,388,327	—
Total	$598,698	$338,735	$579,760	$1,517,193	$76,445,268	$77,962,461	$—

The following is an analysis of loans receivable on nonaccrual status as of December 31:

	2014	2013
Commercial	$152,255	$240,824
Commercial Real Estate	459,000	484,429
Construction, Land Development, & Other Land	—	—
Consumer	—	—
Residential	380,500	356,717
Residential HELOCs	162,236	173,977
Total	$1,153,991	$1,255,947

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2014 and 2013, we received approximately $23,883 and $23,739 respectively, in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $56,591 and $66,814, respectively.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the years ended December 31, 2014 and 2013:

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	(46,916)	(332,299)	—	(7,572)	(11,034)	(290,696)		(688,517)
Recoveries	5,540	—	—	—	181	19,279	—	25,000
Provision	(17,956)	290,054	(67,056)	10,079	(153,267)	122,723	173,423	358,000
Ending Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794

Ending Balances:
Individually evaluated for impairment	$40,706	$—	$—	$24,234	$1,669	$165,535	$—	$232,144
Collectively evaluated for impairment	$134,031	$62,460	$13,157	$18,065	$62,982	$310,510	$173,445	$774,650

Loans Receivable:
Ending Balance - Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$—	$78,426,868

Ending Balances:
Individually evaluated for impairment	$184,903	$784,527	$—	$98,258	$1,150,335	$440,453	$—	$2,658,476
Collectively evaluated for impairment	$10,123,229	$29,496,372	$7,973,835	$1,209,767	$10,410,279	$16,554,910	$—	$75,768,392

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 - LOANS RECEIVABLE – continued

December 31, 2013	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$159,584	$134,886	$91,154	$81,839	$291,333	$444,969	$91,288	$1,295,053
Charge Offs	(70,951)	(58,362)	—	(54,514)	(93,201)	(140,000)		(417,028)
Recoveries	27,691	—	—	—	738	857	—	29,286
Provision	117,745	28,181	(10,941)	12,467	29,901	318,913	(91,266)	405,000
Ending Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311

Ending Balances:
Individually evaluated for impairment	$86,590	$12,465	$—	$1,834	$151,172	$204,072	$—	$456,133
Collectively evaluated for impairment	$147,479	$92,240	$80,213	$37,958	$77,599	$420,667	$22	$856,178

Loans Receivable:
Ending Balance - Total	$9,703,862	$28,760,723	$8,198,696	$1,293,655	$12,617,198	$17,388,327	$—	$77,962,461

Ending Balances:
Individually evaluated for impairment	$274,723	$1,357,671	$504,415	$40,385	$1,571,036	$700,371	$—	$4,448,601
Collectively evaluated for impairment	$9,429,139	$27,403,052	$7,694,281	$1,253,270	$11,046,162	$16,687,956	$—	$73,513,860

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $108,335 and $175,226 in interest income on loans that were impaired during the years ended December 31, 2014, and 2013, respectively.

At December 31, 2014, the Company had 13 impaired loans totaling $2,658,476 or 3.4% of gross loans. At December 31, 2013, the Company had 25 impaired loans totaling $4,448,601 or 5.7% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at December 31, 2014 or 2013. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014. There were seven loans restructured or otherwise impaired totaling $1,763,021 not already included in nonaccrual status at December 31, 2013.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at December 31, 2014 and 2013:

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	936,667	936,667	—	1,028,010	39,938
Residential HELOC	162,236	162,236	—	204,071	564

With an allowance recorded
Commercial	$184,903	$184,903	$40,706	$192,328	$9,500
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	213,668	220,256	1,669	220,987	12,792
Residential HELOC	278,217	278,217	165,535	278,255	6,260

Total
Commercial	$184,903	$184,903	$40,706	$192,328	$9,500
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	1,150,335	1,156,923	1,669	1,248,997	52,730
Residential HELOC	440,453	440,453	165,535	482,326	6,824
	$2,658,476	$2,912,595	$232,144	$3,246,728	$108,335

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 4 - LOANS RECEIVABLE - continued

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,146	$43,146	$—	$71,122	$472
Commercial Real Estate	333,777	333,777	—	336,454	22,173
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	—	—	—	—	—
Residential	464,459	520,872	—	519,387	26,174
Residential HELOC	282,100	282,100	—	405,732	13,620

With an allowance recorded
Commercial	$231,577	$231,577	$86,590	$182,450	$2,590
Commercial Real Estate	1,023,894	1,043,918	12,465	1,377,871	11,860
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,106,577	1,112,809	151,172	1,091,522	58,487
Residential HELOC	418,271	547,584	204,072	419,485	13,329

Total
Commercial	$274,723	$274,723	$86,590	$253,572	$3,062
Commercial Real Estate	1,357,671	1,377,695	12,465	1,714,325	34,033
Construction, Land Development, & Other Land	504,415	504,415	—	498,473	25,270
Consumer	40,385	40,385	1,834	41,697	1,251
Residential	1,571,036	1,633,681	151,172	1,610,909	84,661
Residential HELOC	700,371	829,684	204,072	825,217	26,949
	$4,448,601	$4,660,583	$456,133	$4,944,193	$175,226

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At December 31, 2014 and December 31, 2013, we had 8 loans totaling $1,338,450 and 13 loans totaling $2,475,208, respectively, which we considered to be TDRs. We did not modified any loans that were considered to be TDRs for the twelve months ended December 31, 2014. During the twelve months ended December 31, 2013, we modified two loans that were considered to be TDRs. We modified the interest rate and term for these loans.

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

There were no loans restructured within the last twelve months that defaulted during the year ended December 31, 2014. The Bank considers any loans that are 30 days or more days past due to be in default.

The following table summarizes the recorded investment in TDRs before and after their modifications during the year ended December 31, 2013:

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

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2014	2013
Land	$1,013,000	$1,013,000
Building and improvements	1,770,753	1,766,348
Furniture and equipment	1,435,842	1,269,668
Automobiles	98,496	98,496

Total	4,318,091	4,147,512

Less, accumulated depreciation	1,358,869	1,186,929

Premises, furniture and equipment, net	$2,959,222	$2,960,583

Depreciation expense was $171,940 and $149,667 for the years ended 2014 and 2013, respectively.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2014 and 2013 are summarized below:

	2014	2013
Balance, beginning of year	$1,544,234	$2,214,397
Additions	788,921	251,386
Sales	(892,060)	(717,998)
Write downs	—	(203,551)

Balance, end of year	$1,441,095	$1,544,234

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 7 - DEPOSITS

At December 31, 2014 and 2013, the Company had time deposits exceeding the FDIC insurance limit of $1,912,378 and $1,961,173, respectively. The related interest expense for the years ended December 31, 2014 and 2013 was $17,643 and $20,306, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Maturing In:	Amount
2015	$15,647,850
2016	2,963,274
2017	1,882,478
2018	826,490
2019	592,511
Total	$21,912,603

The Company did not have any third party brokered deposits at December 31, 2014 and 2013.

NOTE 8 - FHLB ADVANCES

At December 31, 2014 and December 31, 2013, we had $11,500,000 and $7,000,000 advances outstanding, respectively. FHLB advances at December 31, 2014 consisted of the following:

Interest Basis	Current Rate	Maturity	Outstanding Balance

Fixed	0.24%	March 17, 2015	$1,000,000
Fixed	0.29%	April 17, 2015	$2,000,000
Fixed	0.26%	April 24, 2015	$1,500,000
Fixed	0.29%	May 12, 2015	$1,000,000
Fixed	1.07%	August 11, 2015	$1,000,000
Fixed	0.51%	September 24, 2015	$2,500,000
Fixed	0.95%	September 23, 2016	$2,500,000

NOTE 9 - STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Business Development Officer and the Chief Financial Officer (CFO), stock options were granted to each as part of their compensation and benefits package in 2006. Under these agreements, the Chief Business Development Officer was granted options to purchase 61,755 shares of common stock and the CFO was granted options to purchase 44,110 shares of common stock. All options granted to the executive officers vested over five years. The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

The Company also established the 2007 Stock Incentive Plan (the Plan) which provides for the granting of options to employees of the Company. On September 17, 2014, the Company granted options to purchase 25,600 shares of common stock to the Chief Executive Officer, options to purchase 21,600 shares of common stock to the Chief Financial Officer, and options to purchase 18,400 shares of common stock to the Chief Business Development Officer, and options to purchase 16,125 shares of common stock to the board of directors. All options granted to the executive officers and directors vest over three years. The options have an exercise price of $3.72 per share and terminate ten years after the date of grant. The Plan has 149,655 shares available to grant at December 31, 2014 with 167,944 options still outstanding.

The Company recognized $5,320 of stock-based employee compensation expense associated with its stock option grants during 2014. The Company recognized the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award. As of December 31, 2013, all the compensation cost related to stock option grants had been recognized.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 9 – STOCK COMPENSATION PLAN - continued

A summary of the activity under the stock option plan for the year ended December 31, 2014 and 2013 is as follows:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	71,819	$10.00	71,819	$10.00
Granted during the year	96,125	3.72	—	—
Exercised during the year	—	—	—	—
Forfeited during the year	—	—	—	—

Outstanding, end of year	167,944	$6.41	71,819	$10.00

Options exercisable at year end	167,944	$6.41	71,819	$10.00

The weighted average contractual life of the options outstanding as of December 31, 2014 is 1.70 years. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2014 and 2013. All of the options outstanding as of December 31, 2013 are fully vested.

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

At December 31, 2014, 80,000 shares underlying outstanding warrants were exercisable. There was no compensation expense related to warrants for the years ended December 31, 2014 and 2013. As of December 31, 2014, all the compensation cost related to stock warrants had been recognized.

NOTE 11 - INCOME TAXES

Income tax benefit is summarized as follows:

	Years ended December 31,
	2014	2013
Current expense (benefit):
Federal	$23,699	$(24,081)
State	23,902	23,046

Total current	47,601	(1,035)

Deferred income tax expense	238,923	371,625
Change in valuation allowance	(1,142,949)	(812,237)
Total income tax benefit	$(856,425)	$(441,647)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 11 - INCOME TAXES - continued

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$81,921	$250,352
Net operating loss carryforward	1,900,536	1,835,505
Organization and start-up costs	134,028	153,643
Unrealized loss on securities available for sale	47,116	273,825
Other	211,830	309,462

Total deferred tax assets	2,375,431	2,822,787

Valuation allowance	(32,446)	(1,175,395)

Net deferred tax assets	2,342,985	1,647,392

Deferred tax liabilities:
Accumulated depreciation	106,704	82,669
Prepaid expenses	29,634	36,487
Loan origination costs	49,745	48,651

Total deferred tax liabilities	186,083	167,807

Net deferred tax asset	$2,156,902	$1,479,585

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management’s judgment is based on estimates concerning future income earned and historical earnings. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of its net deferred tax assets. Therefore, the majority of the valuation allowance was reduced by $1,142,949 in 2014. The remaining valuation allowance relates to the parent company’s state operating loss carryforwards for which realizability is uncertain. Net deferred tax assets are recorded in other assets on the Company’s consolidated balance sheet.

The Company has a federal net operating loss of $5,504,262 and a state net operating loss of $881,417 as of December 31, 2014. These net operating losses expire in the years 2026 through 2034.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2014	2013
Tax expense at statutory rate	$170,447	$197,578
State income, net of federal income tax benefit	29,571	30,421
Tax return adjustment to actual	1,408	158,630
Change in valuation allowance	(1,142,949)	(812,237)
Other	85,098	(16,039)

Income tax benefit	$(856,425)	$(441,647)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740. Tax returns for 2011 and subsequent years are subject to examination by taxing authorities.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than the normal risk of collectibility. The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2014 and 2013:

	2014	2013
Balance, January 1	$2,927,654	$3,543,347
Disbursements	773,081	225,669
Repayments	(380,003)	(841,362)

Balance, December 31,	$3,320,732	$2,927,654

Deposits by directors, including their affiliates and executive officers, at December 31, 2014 and 2013 were $2,030,114 and $1,880,286, respectively.

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

Minimum rental commitments as of December 31, 2014 are as follows:

2015	$178,126
2016	181,689
2017	185,322
2018	189,029
2019 and thereafter	790,001
Total	$1,524,167

The leases have various renewal options and require increased rentals under various standard percentages. Rental expenses of $173,258 and $371,619 for the years ended December 31, 2014 and 2013, respectively. Net of rental income, charged to occupancy and equipment expense in 2014 and 2013 were $110,691 and $316,533 respectively.

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

	2014	2013
Net income per common share - basic computation:

Net income available to common shareholders	$1,199,193	$883,750

Average common shares outstanding - basic	1,764,439	1,764,439

Basic and diluted income per common share	$0.68	$0.50

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

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets)	$12,697	15.87%	$6,400	8.00%	$8,071	10.00%
Tier 1 capital (to risk-weighted assets)	11,697	14.62%	3,200	4.00%	4,800	6.00%
Tier 1 capital (to average assets)	11,697	10.57%	4,427	4.00%	5,533	5.00%

December 31, 2013
Total capital (to risk-weighted assets)	$13,102	16.47%	$6,364	8.00%	$7,953	10.00%
Tier 1 capital (to risk-weighted assets)	12,103	15.22%	3,181	4.00%	4,772	6.00%
Tier 1 capital (to average assets)	12,103	10.80%	4,483	4.00%	5,604	5.00%

As of December 31, 2014 and December 31, 2013, the Bank was considered “well-capitalized” under the regulatory capital framework.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2014 and 2013, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $12,550,000 and $12,550,000, respectively. These lines of credit are available on a one to twenty day basis for general corporate purposes. The Company also has a credit line to borrow funds from the FHLB. The remaining credit availability as of December 31, 2014 was $11,120,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $13,267,090 and $10,711,010 at December 31, 2014 and 2013, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2014 and 2013, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The Company had approximately $48,000 and $38,000 in letters of credit outstanding as of December 31, 2014 and 2013 respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 20 - PREFERRED STOCK

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2009 (the “EESA”), the Company entered into a Letter Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, (the “Series B Preferred Stock”), having a liquidation preference of $1,000 per share, at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $3,285,000 in cash. The Warrant was immediately exercised. On February 15, 2014, the dividend rate on the Series A Preferred Stock increased from 5% per year (approximately $121,210 annually) to 9% per year (approximately $206,370 annually). The Series B Preferred Stock has a dividend rate of 9% per year.

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. This repurchase saved the Company approximately$58,000 and $104,000 in dividend expenses for the years ended 2014 and 2013, respectively. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased.

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2014, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014
Financial Instruments – Assets:
Cash and due from banks	$3,034,889	$3,034,889	$3,034,889	$—	$—
Securities available-for-sale	21,173,560	21,173,560	—	19,670,647	1,502,913
Securities held-to-maturity	3,444,699	3,472,710	—	3,472,710	—
Nonmarketable equity securities	720,800	720,800	—	720,800	—
Loans, net	77,420,074	77,254,000	—	—	77,254,000
Accrued interest receivable	363,444	363,444	363,444	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,045,709	66,045,709	66,045,709	—	—
Time Deposits	21,912,603	21,963,707	—	21,963,707	—
Federal Home Loan Bank advances	11,500,000	11,513,800	—	11,513,800	—
Accrued interest payable	13,766	13,766	13,766	—	—
Federal funds purchased	—	—	—	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Financial Instruments – Assets:
Cash and due from banks	$1,638,635	$1,638,635	$1,638,635	$—	$—
Securities available-for-sale	23,645,240	23,645,240	—	22,650,865	994,375
Securities held-to-maturity	3,475,977	3,249,235	—	3,249,235	—
Nonmarketable equity securities	553,200	553,200	—	553,200	—
Loans, net	76,650,150	76,672,000	—	—	76,672,000
Accrued interest receivable	398,498	398,498	398,498	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	62,625,179	62,625,179	62,625,179	—	—
Time Deposits	28,505,278	28,599,345	—	29,598,000	—
Federal Home Loan Bank advances	7,000,000	7,018,200	—	7,018,000	—
Accrued interest payable	14,127	14,127	14,127	—	—
Federal funds purchased	1,768,000	1,768,000	1,768,000	—	—

	December 31, 2014		December 31,2013
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$13,267,090	$—	$10,711,010	$—
Financial standby letters of credit	48,000	—	38,000	—

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014 and 2013, a significant amount of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$6,596,536	$—	$6,596,536	$—
Corporate bonds	798,477	—	298,477	500,000
Small Business Administration Securities	8,700,577	—	8,700,577	—
Mortgage-backed securities	1,948,933	—	946,020	1,002,913
State, county and municipals	3,129,037	—	3,129,037	—
Total assets	$21,173,560	$—	$19,670,647	$1,502,913

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$913,320	$—	$913,320	$—
Corporate bonds	497,435	—	497,435	—
Small Business Administration Securities	9,827,972	—	9,827,972	—
Mortgage-backed securities	8,633,646	—	7,639,271	994,375
State, county and municipals	3,772,867	—	3,772,867	—
Total assets	$23,645,240	$—	$22,650,865	$994,375

There were no liabilities measured at fair value on a recurring basis at December 31, 2014 or 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,426,332	$—	$—	$2,426,332
Other real estate owned	1,441,095	—	—	1,441,095
Total assets	$3,867,427	$—	$—	$3,867,427

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Impaired loans	$3,992,468	$—	$—	$3,992,468
Other real estate owned	1,544,234	—	—	1,544,234
Total assets	$5,536,702	$—	$—	$5,536,702

For Level 3 assets measured at fair value on a nonrecurring or recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	December 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	$2,426,332	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,441,095	Discounted appraisals	Collateral discounts and
			estimated costs to sell	0 – 10%

Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$1,002,913	Fundamental Analysis	Pricing term	4.69 years estimated
				avg life

Corporate bonds	500,000	Estimation based on	Comparable ransactions	N/A
		comparable non-listed
		securities

	Fair Value as of			General
	December 31, 2013	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	$3,992,468	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,544,234	Discounted appraisals	Collateral discounts and
			estimated costs to sell	0 – 10%

Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200

Mortgage-backed securities	$994,375	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2014 or 2013.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $2,046,698 at December 31, 2014 with a valuation allowance of $40,490. Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $3,786,308 at December 31, 2013, with a valuation allowance of $257,400.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1,441,095 at December 31, 2014 and $1,544,234 at December 31, 2013. There were no write downs of other real estate owned during the year ended December 31, 2014 and there were $203,551 in write downs of other real estate owned during the year ended December 31, 2013.

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2014	2013
Assets:
Cash	$1,646	$1,646
Investment in banking subsidiary	13,036,316	12,398,109
Deferred tax asset	324,581	23,853

Total assets	$13,362,543	$12,423,608

Liabilities and shareholders’ equity:

Other liabilities	$17,595	$14,991

Total liabilities	17,595	14,991

Shareholders’ equity	13,344,948	12,408,617

Total liabilities and shareholders’ equity	$13,362,543	$12,423,608

Condensed Statements of Income

	For the years ended
	December 31,
	2014	2013
Income:
Dividend income from banking subsidiary	$878,046	$121,211

Expenses:
Other expenses	5,320	1,500
Total expense	5,320	1,500

Income before income taxes and equity in undistributed earnings of banking subsidiary	872,726	119,711

Equity in undistributed income of banking subsidiary	184,286	903,048

Income tax benefit	(300,728)	—

Net income	$1,357,740	$1,022,759

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,357,740	$1,022,759
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of banking subsidiary	(184,286)	(903,048)
Stock based compensation expense	5,320	—
Increase in deferred tax asset	(300,728)	—
Net cash provided by operating activities	878,046	119,711

Cash flows from financing activities:
Dividends paid on preferred stock	(149,046)	(121,211)
Repurchase of Preferred Stock	(729,000)	—
Net cash used by financing activities	(878,046)	(121,211)

Net decrease in cash and cash equivalents	—	(1,500)

Cash, beginning of year	1,646	3,146

Cash, end of year	$1,646	$1,646

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CORPORATE DATA

ANNUAL MEETING:

The Annual Meeting of Shareholders of Congaree Bancshares, Inc. will be held on May 21, 2015 at Clarion Inn - Airport, 500 Chris Drive, West Columbia, South Carolina 29169.

CORPORATE OFFICE:

1219 Knox Abbott Drive

Cayce, South Carolina 29033

Phone 803.794.2265

INDEPENDENT AUDITORS:	CORPORATE COUNSEL:

Elliott Davis Decosimo, LLC	Nelson Mullins Riley & Scarborough, LLP
1901 Main Street, Suite 900	Atlantic Station
Columbia, South Carolina 29202	201 17th Street NW, Suite 1700
Atlanta, Georgia 30363

STOCK INFORMATION:

The Common Stock of Congaree Bancshares, Inc. is quoted on the OTC bulletin board under the ticker symbol CNRB.OB. Trading and quotations of the common stock have been limited and sporadic. Trading prices have ranged from $4.00 per share to $3.30 per share during 2014. As of December 31, 2014, there were 1,764,439 shares outstanding.

The ability of Congaree Bancshares, Inc. to pay cash dividends is dependent upon receiving cash in the form of dividends from Congaree State Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. All of the Bank’s dividends to the Company are payable only from the retained earnings of the Bank.

This statement has not been reviewed or confirmed for accuracy or relevance by The Federal Deposit Insurance Corporation.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

51

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2015.

Item 11. Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2015

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2015.

Item 14. Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2014 annual meeting of shareholders to be held on May 21, 2015.

PART IV

Item 15. Exhibits.

(a)(1)      Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income for the years ended December 31 2014 and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

•	Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)       Exhibits

See the “Exhibit Index” immediate following the signature page to this report.

52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Date: March 27, 2015	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2015	By:	/s/ Charlie T. Lovering
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

53

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Hal Derrick	Director	March 27, 2015
Thomas Hal Derrick

/s/ Charles A. Kirby	President and Chief Executive Officer, Director	March 27, 2015
Charles A. Kirby	(Principal Executive Officer)

/s/ Stephen P. Nivens	Executive Vice President, Director	March 27, 2015
Stephen P. Nivens

/s/ E. Daniel Scott	Director	March 27, 2015
E. Daniel Scott

/s/ Nitin C. Shah	Director	March 27, 2015
Nitin C. Shah

/s/ J. Larry Stroud	Director	March 27, 2015
J. Larry Stroud

/s/ Ronald F. Johnson, Sr.	Director	March 27, 2015
Ronald F. Johnson, Sr.

/s/ John D. Thompson	Director	March 27, 2015
John D. Thompson

/s/ Charlie T. Lovering	Chief Financial Officer, Director	March 27, 2015
Charlie T. Lovering	(Principal Financial and Accounting Officer)

/s/ Harry Michael White	Director	March 27, 2015
Harry Michael White

/s/ J. Kevin Reeley	Director	March 27, 2015
J. Kevin Reeley

54

EXHIBIT INDEX

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 12, 2009).

3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 12, 2009).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1	See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2019).

4.4	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2019).

10.1	Charlie T. Lovering Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 29, 2013).*

10.2	Stephen P. Nivens Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 29, 2013).*

10.3	Charles A. Kirby Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2013).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K as for the period ended December 31, 2007).*

10.6	Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis Decosimo, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

55

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

*	Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

56