Form 10-Q
period 2015-03-31
Congaree Bancshares Inc
filed 2015-05-11
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 1, 2015.

Part I - Financial Information

Item 1. Financial Statements

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2015 (unaudited)	December 31, 2014
Assets:
Cash and due from banks	$4,276,448	$3,034,889
Securities available-for-sale	18,081,024	21,173,560
Securities held-to-maturity (fair value of $3,480,401 and $3,472,710 at March 31, 2015 and December 31, 2014, respectively)	3,436,620	3,444,699
Non-marketable equity securities	720,900	720,800

Loans receivable	79,643,412	78,426,868
Less allowance for loan losses	1,082,943	1,006,794
Loans receivable, net	78,560,469	77,420,074

Premises, furniture and equipment, net	2,924,488	2,959,222
Accrued interest receivable	365,083	363,444
Other real estate owned	1,312,095	1,441,095
Deferred tax asset	2,119,541	2,156,902
Other assets	196,861	207,401
Total assets	$111,993,529	$112,922,086
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,849,539	$14,555,810
Interest-bearing transaction accounts	8,636,768	8,005,384
Savings and money market	41,797,155	43,484,515
Time deposits $100,000 and over	11,817,181	12,199,291
Other time deposits	8,745,783	9,713,312
Total deposits	87,846,426	87,958,312

Federal Home Loan Bank advances	10,500,000	11,500,000
Accrued interest payable	13,888	13,766
Other liabilities	158,738	105,060
Total liabilities	98,519,052	99,577,138

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,400,000	1,400,000
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at March 31, 2015 and December 31, 2014	164,000	164,000
Common stock, $.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at March 31, 2015 and December 31, 2014	17,644	17,644
Capital surplus	17,698,964	17,693,644
Accumulated deficit	(5,789,684)	(5,850,277)
Accumulated other comprehensive loss	(16,447)	(80,063)

Total shareholders’ equity	13,474,477	13,344,948
Total liabilities and shareholders’ equity	$111,993,529	$112,922,086

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three months ended March 31,
	2015	2014
Interest income:
Loans, including fees	$973,664	$978,537
Investment securities, taxable	128,354	164,754
Federal funds sold and other	9,208	6,993
Total interest income	1,111,226	1,150,284

Interest expense:
Time deposits $100,000 and over	26,495	33,088
Other deposits	46,142	58,029
Other borrowings	15,302	13,794
Total interest expense	87,939	104,911

Net interest income	1,023,287	1,045,373

Provision for loan losses	75,000	122,000

Net interest income after provision for loan losses	948,287	923,373

Noninterest income:
Service charges on deposit accounts	89,927	69,916
Residential mortgage origination fees	15,008	6,151
Gain (loss) on sale of securities available for sale	111,077	(4,897)
Other	9,161	4,707

Total noninterest income	225,173	75,877

Noninterest expenses:
Salaries and employee benefits	479,005	475,369
Net occupancy	77,153	79,542
Furniture and equipment	95,071	86,410
Professional fees	66,604	53,637
Regulatory fees and FDIC assessment	33,731	30,132
Net (profit) cost of operation of other real estate owned	153,808	(18,826)
Other operating	167,217	182,702

Total noninterest expense	1,072,589	888,966
Income before income taxes	100,871	110,284
Income tax expense	(5,088)	(1,366)

Net income	95,783	108,918

Net accretion of preferred stock to redemption value	—	4,449
Preferred dividends	35,190	30,304

Net income available to common shareholders	$60,593	$74,165

Income per common share
Basic and diluted income per common share	$0.03	$0.04
Weighted average common shares outstanding	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended March 31,
	2015	2014

Net income	$95,783	$108,918
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax benefit of $78,459 at March 31, 2015 and $101,697 at March 31, 2014	133,594	190,948
Reclassification adjustment for (gains) losses included in net income, net of tax benefit (expense) of ($41,099) at March 31, 2015 and $1,665 at March 31, 2014	(69,978)	3,232
Other comprehensive income	63,616	194,180
Comprehensive Income	$159,399	$303,098

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2015 and 2014 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total

Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617
Net income						108,918		108,918
Other comprehensive loss							194,180	194,180
Accretion of Series A discount on preferred stock		5,214				(5,214)		—
Amortization of Series B premium on preferred stock		(765)				765		—
Dividends paid on preferred stock						(30,304)		(30,304)

Balance, March 31, 2014	2,293	$2,287,948	1,764,439	$17,644	$17,688,324	$(6,975,305)	$(337,200)	$12,681,411

Balance, December 31, 2014	1,564	$1,564,000	1,764,439	$17,644	$17,693,644	$(5,850,277)	(80,063)	13,344,948
Net income						95,783		95,783
Other comprehensive income							63,616	63,616
Stock option compensation expense					5,320			5,320
Dividends paid on preferred stock						(35,190)		(35,190)

Balance, March 31, 2015	1,564	$1,564,000	1,764,439	$17,644	$17,698,964	$(5,789,684)	$(16,447)	$13,474,477

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities
Net income	$95,783	$108,918
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75,000	122,000
Stock based compensation expense	5,320	—
Depreciation and amortization expense	48,398	43,202
Discount accretion and premium amortization	31,538	30,627
Increase in accrued interest receivable	(1,639)	22,826
Increase (decrease) in accrued interest payable	122	1,088
Loss (gain) from sale of securities available-for-sale	(111,077)	4,897
(Gain)/Loss on sale of other real estate owned	9,911	(31,387)
Write downs on other real estate owned	111,000	—
(Increase) decrease in other assets	10,540	34,902
(Decrease) increase in other liabilities	53,678	(11,816)
Net cash provided by operating activities	328,574	325,257

Cash flow from investing activities
Proceeds from maturities, calls, and paydowns of securities available-for-sale	316,152	316,476
Proceeds from sales of securities available-for-sale	5,130,038	2,084,665
Purchase of securities available-for-sale	(2,165,059)	(1,140,410)
Proceeds from sales of nonmarketable equity securities	—	34,900
Purchase of nonmarketable equity securities	(100)	(180,000)
Net (increase) decrease in loans receivable	(1,215,395)	356,099
Purchase of premises, furniture and equipment	(13,664)	(16,527)
Proceeds from sales of other real estate owned	8,089	224,678
Net cash provided by investing activities	2,060,061	1,679,881

Cash flow from financing activities
Increase in noninterest-bearing deposits	2,293,729	(19,327)
Decrease in interest-bearing deposits	(2,405,615)	93,150
Decrease in federal funds purchased	—	(1,768,000)
Increase (decrease) in borrowings from FHLB	(1,000,000)	2,000,000
Dividends paid on preferred stock	(35,190)	(30,304)

Net cash provided (used) by financing activities	(1,147,076)	275,519

Net increase in cash and cash equivalents	1,241,559	2,280,657

Cash and cash equivalents at beginning of the period	3,034,889	1,638,635

Cash and cash equivalents at end of the period	$4,276,448	$3,919,292

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$87,817	$103,823
Transfer of loans to other real estate	$—	$138,952
Cash paid for taxes	$6,253	$1,366
6

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

Note 2 – Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2014 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Basic net income per common share computation:
Net income available to common shareholders	$60,593	$74,165
Average common shares outstanding — basic	1,764,439	1,764,439
Basic net income per common share	$0.03	$0.04

Diluted net income per common share computation:
Net income available to common shareholders	$60,593	$74,165
Average common shares outstanding — basic	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439
Diluted net income per common share	$0.03	$0.04

Stock options are not deemed dilutive as their exercise price exceeded the fair market value.

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation through the date of the filing this Form 10-Q to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2015, and determined that no subsequent event occurred requiring accrual or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. Generally Accepted Accounting Principles (“GAAP”). Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

			Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2015
Financial Instruments - Assets
Cash and due from banks	$4,276,448	$4,276,448	$4,276,448	$—	$—
Securities available-for-sale	18,081,024	18,081,024		16,647,530	1,433,494
Securities held-to-maturity	3,436,620	3,480,401	—	3,480,401	—
Nonmarketable equity securities	720,900	720,900	—	720,900	—
Loans receivable, net	78,560,469	78,077,000	—	—	78,077,000
Accrued interest receivable	365,083	365,083	365,083	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	67,283,462	67,283,462	67,283,462	—	—
Time Deposits	20,562,964	20,594,000	—	20,594,000	—
Federal Home Loan Bank advances	10,500,000	10,517,000	—	10,517,000	—
Accrued interest payable	13,888	13,888	13,888	—	—
10

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014
Financial Instruments – Assets:
Cash and due from banks	$3,034,889	$3,034,889	$3,034,889	$—	$—
Securities available-for-sale	21,173,560	21,173,560	—	19,670,647	1,502,913
Securities held-to-maturity	3,444,699	3,472,710	—	3,472,710	—
Nonmarketable equity securities	720,800	720,800	—	720,800	—
Loans, net	77,420,074	77,254,000	—	—	77,254,000
Accrued interest receivable	363,444	363,444	363,444	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,045,709	66,045,709	66,045,709	—	—
Time Deposits	21,912,603	21,963,707	—	21,963,707	—
Federal Home Loan Bank advances	11,500,000	11,513,800	—	11,513,800	—
Accrued interest payable	13,766	13,766	13,766	—	—

	March 31, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$13,384,000	$—	$13,267,090	$—
Financial standby letters of credit	48,000	—	48,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At both March 31, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy at the dates indicated.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$2,093,607	$—	$2,093,607	$—
Corporate bonds	802,265	—	299,106	503,159
Small Business Administration Securities	8,465,075	—	8,465,075	—
Mortgage-backed securities	3,127,024	—	2,196,689	930,335
State, county and municipals	3,593,053	—	3,593,053	—
Total assets	$18,081,024	$—	$16,647,530	$1,433,494

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$6,596,536	$—	$6,596,536	$—
Corporate bonds	798,477	—	298,477	500,000
Small Business Administration Securities	8,700,577	—	8,700,577	—
Mortgage-backed securities	1,948,933	—	946,020	1,002,913
State, county and municipals	3,129,037	—	3,129,037	—
Total assets	$21,173,560	$—	$19,670,647	$1,502,913

There were no liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,984,233	$—	$—	$1,984,233
Other real estate owned	1,312,095	—	—	1,312,095
Total assets	$3,296,328	$—	$—	$3,296,328

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,426,332	$—	$—	$2,426,332
Other real estate owned	1,441,095	—	—	1,441,095
Total assets	$3,867,427	$—	$—	$3,867,427
13

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	March 31, 2015	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$1,984,233	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,312,095	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	930,335	Fundamental Analysis	Pricing term	5.2 years estimated avg life
Corporate bonds	503,159	Estimation based on comparable non-listed securities	Comparable transactions	N/A

	Fair Value as of			General
	December 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$2,426,332	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,441,095	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	1,002,913	Fundamental Analysis	Pricing term	4.69 years estimated avg life
Corporate bonds	500,000	Estimation based on comparable non-listed securities	Comparable transactions	N/A

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2015
Government sponsored enterprises	$2,094,180	$5,621	$6,194	$2,093,607
Corporate Bonds	799,715	3,159	609	802,265
Small Business Administration Securities	8,496,813	64,081	95,819	8,465,075
Mortgage-backed securities	3,141,824	183	14,983	3,127,024
State, county and municipal	3,574,855	26,256	8,058	3,593,053
	$18,107,387	$99,300	$125,663	$18,081,024
December 31, 2014
Government sponsored enterprises	$6,613,080	$6,300	$22,844	$6,596,536
Corporate bonds	800,706	—	2,229	798,477
Small Business Administration Securities	8,787,157	15,390	101,970	8,700,577
Mortgage-backed securities	1,948,070	7,420	6,557	1,948,933
State, county and municipal	3,151,886	—	22,849	3,129,037
	$21,300,899	$29,110	$156,449	$21,173,560

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2015
State, county and municipal	$3,436,620	$53,841	$10,060	$3,480,401
December 31, 2014
State, county and municipal	$3,444,699	$31,830	$3,819	$3,472,710

Proceeds from sales of available-for-sale securities were $5,130,038 and $2,084,665 for the three month periods ended March 31, 2015 and 2014, respectively. Gross gains of $4,154 and gross losses of $9,051 were recognized on those sales for the three month period ended March 31, 2014 and gross gains of $111,077 were recognized on those sales for the three month period ended March 31, 2015. There were no losses recognized on those sales for the three month period ended March 31, 2015.

The amortized costs and fair values of investment securities at March 31, 2015, by expected maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their expected maturity date.

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$603,615	$609,419	$—	$—
Due after one through five years	3,956,218	3,940,518	—	—
Due after five through ten years	13,547,554	13,531,087	1,617,455	1,649,399
Due after ten years	—	—	1,819,165	1,831,002

Total securities	$18,107,387	$18,081,024	$3,436,620	$3,480,401
15

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at March 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$992,791	$6,194	$—	$—	$992,791	$6,194
Corporate Bonds	299,106	609	—	—	299,106	609
Small Business Administration Securities	2,597,154	36,623	1,284,895	59,196	3,882,049	95,819
Mortgage-backed securities	2,188,086	11,171	930,336	3,812	3,118,411	14,983
State, county and municipal	—	—	974,114	8,058	974,114	8,058
	$6,077,137	$54,597	$3,189,345	$71,066	$9,266,482	$125,663

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$5,016,725	$2,403	$978,439	$20,441	$5,995,164	$22,844
Corporate Bonds	298,477	2,229	—	—	298,477	2,229
Mortgage-backed securities	—	—	934,730	6,557	934,730	6,557
Small Business Administration Securities	—	—	4,090,318	101,970	4,090,318	101,970
State, county and municipal	1,292,753	8,418	1,836,284	14,431	3,129,037	22,849
	$6,607,955	$13,050	$7,839,771	$143,399	$14,447,726	$156,449

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$626,352	$10,060	$—	$—	$626,352	$10,060

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

At March 31, 2015 and December 31, 2014, securities with estimated fair value of $7,952,551 and $10,119,786, respectively, were pledged to secure public deposits as required by law.

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,995,940	39%	$30,280,899	39%
Construction, Land Development, & Other Land	8,819,161	11%	7,973,835	10%
Residential Mortgages	11,687,916	15%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	16,559,349	21%	16,995,363	21%
Total Real Estate	68,062,366	86%	66,810,711	85%

Commercial	10,386,888	13%	10,308,132	13%
Consumer	1,194,158	1%	1,308,025	2%
Gross loans	79,643,412	100%	78,426,868	100%
Less allowance for loan losses	(1,082,943)		(1,006,794)
Total loans, net	$78,560,469		$77,420,074

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2015 and December 31, 2014:

March 31, 2015	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$9,509,756	$29,662,899	$8,486,448	$1,149,291	$9,761,100	$14,809,670	$73,379,164
Special Mention	695,229	642,241	332,713	44,867	727,676	641,518	3,084,244
Substandard or Worse	181,903	690,800	—	—	1,199,140	1,108,161	3,180,004
Total	$10,386,888	$30,995,940	$8,819,161	$1,194,158	$11,687,916	$16,559,349	$79,643,412

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$9,410,911	$28,455,409	$7,637,360	$1,202,892	$10,162,188	$15,305,931	$72,174,691
Special Mention	712,318	1,133,160	336,475	67,312	252,524	581,249	3,083,038
Substandard or Worse	184,903	692,330	—	37,821	1,145,902	1,108,183	3,169,139
Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$78,426,868
17

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at March 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	$—	$111,920	$111,920	$10,274,968	$10,386,888	$—
Commercial Real Estate	—	—	459,000	459,000	30,536,940	30,995,940	—
Construction, Land Development, & Other Land	—	—	—	—	8,819,161	8,819,161	—
Consumer	763	—	—	763	1,193,395	1,194,158	—
Residential	—	—	—	—	11,687,916	11,687,916	—
Residential HELOC	—	—	319,999	319,999	16,239,350	16,559,349	—
Total	$763	$—	$890,919	$891,682	$78,751,730	$79,643,412	$—

The following is an aging analysis of our loan portfolio at December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$644,594	$113,434	$—	$758,028	$9,550,104	$10,308,132	$—
Commercial Real Estate	481,604	—	459,000	940,604	29,340,295	30,280,899	—
Construction, Land Development, & Other Land	—	—	—	—	7,973,835	7,973,835	—
Consumer	2,385	—	—	2,385	1,305,640	1,308,025	—
Residential	225,847	—	—	225,847	11,334,767	11,560,614	—
Residential HELOC	—	157,747	162,236	319,983	16,675,380	16,995,363	—
Total	$1,354,430	$271,181	$621,236	$2,246,847	$76,180,021	$78,426,868	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	March 31, 2015	December 31, 2014
Commercial	$149,842	$152,255
Commercial Real Estate	459,000	459,000
Construction, Land Development, & Other Land	—	—
Consumer	—	—
Residential	372,229	380,500
Residential HELOCs	319,999	162,236
Total	$1,301,070	$1,153,991

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the three months ended March 31, 2015 and the year ended December 31, 2014, we received approximately $2,430 and $23,883 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $53,758 and $56,591, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794
Charge Offs	—	—	—	—	—	—	—	—
Recoveries	750	—	—	—	—	399	—	1,149
Provision	100,028	9,753	14,624	(6,075)	11,138	9,730	(64,198)	75,000
Ending Balance	$275,515	$72,213	$27,781	$36,224	$75,789	$486,174	$109,247	$1,082,943
Ending Balances:
Individually evaluated for impairment	$150,383	$—	$—	$8,616	$1,445	$189,301	$—	$349,745
Collectively evaluated for impairment	$125,132	$72,213	$27,781	$27,608	$74,344	$296,873	$109,247	$733,198
Loans Receivable:
Ending Balance - Total	$10,386,888	$30,995,940	$8,819,161	$1,194,158	$11,687,916	$16,559,349	$—	$79,643,412
Ending Balances:
Individually evaluated for impairment	$181,903	$782,521	$—	$37,474	$674,099	$657,981	$—	$2,333,978
Collectively evaluated for impairment	$10,204,985	$30,213,419	$8,819,161	$1,156,684	$11,013,817	$15,901,368	$—	$77,309,434
19

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

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2014:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	(46,916)	(332,299)	—	(7,572)	(11,034)	(290,696)	—	(688,517)
Recoveries	5,540	—	—	—	181	19,279	—	25,000
Provision	(17,956)	290,054	(67,056)	10,079	(153,267)	122,723	173,423	358,000
Ending Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794
Ending Balances:
Individually evaluated for impairment	$40,706	$—	$—	$24,234	$1,669	$165,535	$—	$232,144
Collectively evaluated for impairment	$134,031	$62,460	$13,157	$18,065	$62,982	$310,510	$173,445	$774,650
Loans Receivable:
Ending Balance - Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$—	$78,426,868

Ending Balances:
Individually evaluated for impairment	$184,903	$784,527	$—	$98,258	$1,150,335	$440,453	$—	$2,658,476
Collectively evaluated for impairment	$10,123,229	$29,496,372	$7,973,835	$1,209,767	$10,410,279	$16,554,910	$—	$75,768,392
20

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $14,513 and $43,133 in interest income on loans that were impaired during the quarter ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the Company had 13 impaired loans totaling $2,333,978 or 2.9% of gross loans. At December 31, 2014, the Company had 13 impaired loans totaling $2,658,476 or 3.4% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at March 31, 2015 or December 31, 2014. There were six loans restructured or otherwise impaired totaling $627,063 not already included in nonaccrual status at March 31, 2015. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014. During the quarter ended March 31, 2015, we received approximately $2,430 in interest income in relation to loans on non-accrual status and forgone interest was approximately $13,763. During the quarter ended March 31, 2014, we received approximately $5,945 in interest income in relation to loans on non-accrual status and forgone interest was approximately $23,739.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	782,521	901,408	—	782,979	5,265
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	460,655	460,655	—	464,282	803
Residential HELOC	320,000	320,000	—	319,983	2,430

With an allowance recorded
Commercial	181,903	181,903	150,383	183,448	566
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	37,474	37,474	8,616	37,682	279
Residential	213,444	220,088	1,445	219,519	3,133
Residential HELOC	337,981	467,293	189,301	338,344	2,037

Total
Commercial	181,903	181,903	150,383	183,448	566
Commercial Real Estate	782,521	901,408	—	782,979	5,265
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	37,474	37,474	8,616	37,682	279
Residential	674,099	680,743	1,445	683,801	3,936
Residential HELOC	657,981	787,293	189,301	658,327	4,467
	$2,333,978	$2,588,821	$349,745	$2,346,237	$14,513
21

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,095	$43,095	$—	$71,122	$—
Commercial Real Estate	806,295	806,295	—	815,563	5,422
Construction, Land Development, & Other Land	500,815	500,815	—	498,473	6,284
Consumer	—	—	—	—	—
Residential	409,987	409,987	—	411,006	6,482
Residential HELOC	184,992	184,992	—	184,322	1,916

With an allowance recorded
Commercial	207,218	207,218	62,551	182,450	593
Commercial Real Estate	536,333	556,357	9,333	898,763	5,718
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	39,747	39,747	1,408	41,697	297
Residential	940,974	965,970	113,858	1,028,951	13,797
Residential HELOC	668,560	797,872	283,805	668,850	2,624

Total
Commercial	250,313	250,313	62,551	253,572	593
Commercial Real Estate	1,342,628	1,362,652	9,333	1,714,326	11,140
Construction, Land Development, & Other Land	500,815	500,815	—	498,473	6,284
Consumer	39,747	39,747	1,408	41,697	297
Residential	1,350,961	1,375,957	113,858	1,439,957	20,279
Residential HELOC	853,552	982,864	283,805	853,172	4,540
	$4,338,016	$4,512,348	$470,955	$4,801,197	$43,133
22

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	936,667	936,667	—	1,028,010	39,938
Residential HELOC	162,236	162,236	—	204,071	564

With an allowance recorded
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	213,668	220,256	1,669	220,987	12,792
Residential HELOC	278,217	278,217	165,535	278,255	6,260

Total
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	1,150,335	1,156,923	1,669	1,248,997	52,730
Residential HELOC	440,453	440,453	165,535	482,326	6,824
	$2,658,476	$2,912,595	$232,144	$3,246,728	$108,335

Troubled Debt Restructurings

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At March 31, 2015 and March 31, 2014, we had eight loans totaling $776,905 and 11 loans totaling $2,320,021, respectively, which we considered to be TDRs. During the three months ended March 31, 2015 and 2014, we did not modify any loans that were considered to be TDRs.

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

There were no loans restructured within the last twelve months that defaulted during the three months ended March 31, 2015. There was one loan restructured within the previous twelve months totaling $110,920 that defaulted during the three months ended March 31, 2014. The Bank considers any loans that are 30 days or more past due to be in default.

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2015 and December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of period	$1,441,095	$1,544,234
Additions	—	788,921
Sales	(18,000)	(892,060)
Write downs	(111,000)	—
Balance, end of period	$1,312,095	$1,441,095

Note 8 – Preferred Stock

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2009, the Company entered into a Letter Agreement with Treasury dated January 9, 2010, pursuant to which the Company issued and sold to Treasury 3,285 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and a ten-year warrant (the “Warrant”) to purchase 164 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock”), at an initial exercise price of $0.01 per share, for an aggregate purchase price of $3,285,000 in cash.  The Warrant was immediately exercised. On February 15, 2014, the dividend rate on the Series A Preferred Stock increased from 5% per year (approximately $121,210 annually) to 9% per year (approximately $206,370 annually). The Series B Preferred Stock has a dividend rate of 9% per year (approximately $14,760 annually).

On October 31, 2012, the Treasury sold its Series A and Series B preferred stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the preferred stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. This repurchase saved the Company approximately $58,000 and $104,000 in dividend expenses for the years ended 2014 and 2013, respectively. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock held by Treasury were sold to unrelated third-parties through the auction process. The net balance sheet impact was a reduction to shareholders’ equity of $954,001 which is comprised of a decrease in preferred stock of $1,135,412 and a $181,411 increase to retained earnings related to the discount on the shares repurchased.

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of March 31, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2014 filed with the SEC, and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	restrictions or conditions imposed by our regulators on our operations;
•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in deposit flows;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity breaches, including potential business disruptions or financial losses;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them:
•	changes in monetary and tax policies;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of delinquencies and amounts of loan charge-offs;
•	the rates of loan growth;
•	the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;
•	our reliance on available secondary funding sources to meet our liquidity needs;
•	our ability to maintain effective internal control over financial reporting;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;
•	changes in the securities markets; and
•	other risks and uncertainties detailed in Part I, Item 1A of the Annual Report on Form 10-K and, from time to time, in our filings with the SEC.

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Overview

2014 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued into 2015. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin. We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

The Company recorded net income, after tax expense, of $95,783 and net income available to common shareholders of $60,593 for the quarter ended March 31, 2015 compared to net income, after tax expense, of $108,918 and net income available to common shareholders of $74,165 for the quarter ended March 31, 2014.  Basic and diluted earnings per common share were $0.03 for the first quarter of 2015 compared to basic and diluted earnings per common share of $0.04 in the first quarter of 2014.  The decrease in net income as compared to the first quarter of 2015 is primarily attributable to the decrease in net interest income of $22,086 and an increase of $172,634 in the net cost of operation of other real estate owned. For the period ended March 31, 2015, our net interest margin was 4.03% compared to 3.99% at March 31, 2014.

At March 31, 2015, total assets were $111,993,529, compared to $112,922,086 at December 31, 2014, a decrease of $928,557, or 0.82%. Interest-earning assets comprised approximately 90.9% and 91% of total assets at March 31, 2015 and December 31, 2014, respectively. Gross loans totaled $79,643,412 and investment securities were $22,238,544 at March 31, 2015, compared to gross loans of $78,426,868 and investment securities of $25,339,059 at December 31, 2014.

Deposits totaled $87,846,426 at March 31, 2015 and $87,958,312 at December 31, 2014. FHLB advances were $10,500,000 and $11,500,000 at March 31, 2015 and December 31, 2014, respectively. Shareholders’ equity was $13,474,477 and $13,344,948 at March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

The recent economic recession and the deterioration of the housing and real estate markets have had an adverse impact on the credit quality of our loan portfolio. In response, our Bank is working diligently to reduce the amount of its non-performing assets. Non-performing assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve. We believe our asset quality plan aggressively addresses these issues.  For example:

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
26

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2014, as filed on our Annual Report on Form 10-K.

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

Results of Operations

Three months ended March 31, 2015 and 2014

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2015 and 2014 were 4.03% and 3.99%, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Net interest income was $1,023,287 during the three months ended March 31, 2015, compared to $1,045,373 for the same period in 2014.  Interest income of $1,111,226 for the three months ended March 31, 2015 included $973,664 on loans, $128,354 on investment securities and $9,208 on federal funds sold and other.  Interest expense decreased from $104,911 for the three months ended March 31, 2014 to $87,939 for the three months ended March 31, 2015, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits. Total interest expense of $87,939 during the three months ended March 31, 2015 included $72,637 related to deposit accounts and $15,302 on FHLB advances and other borrowings.

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

Our provision for loan losses for the three months ended March 31, 2015 was $75,000 a decrease of $47,000, or 38.5%, from our provision for loan losses of $122,000 for the three months ended March 31, 2014. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2015 was $225,173, compared to $75,877 for the same period in 2014, Noninterest income for the three months ended March 31, 2015 consisted primarily of service charges on deposit accounts of $89,927, residential mortgage origination fees of $15,008, gain on sale of securities of $111,077 and other noninterest income of $9,161. Noninterest income for the three months ended March 31, 2014 consisted primarily of service charges on deposit accounts of $69,916, residential mortgage origination fees of $6,151, and other noninterest income of $4,707. The increase of $149,296 in noninterest income compared to the same period in 2014 is primarily the result of an increase in service charges on deposit accounts and an increase in gain on sale of securities.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule that caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. Our ATM/debit card fee income is included in service charges on deposit accounts and was $33,340 and $32,207 for the three months ended March 31, 2015 and 2014, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
	2015	2014
Compensation and benefits	$479,005	$475,369
Occupancy and equipment	172,224	165,952
Data processing and related costs	83,311	78,442
Marketing, advertising and shareholder communications	12,908	20,667
Legal and audit	65,039	51,971
Other professional fees	1,565	1,666
Supplies and postage	15,068	15,068
Insurance	11,839	11,812
Credit related expenses	(2,422)	2,153
Regulatory fees and FDIC insurance	33,731	30,132
Net (profit) cost of operation of other real estate owned	153,808	(18,826)
Other	46,513	54,560
Total noninterest expense	$1,072,589	$888,966

The most significant component of noninterest expense is compensation and benefits, which totaled $479,005 for the three months ended March 31, 2015, compared to $475,369 for the three months ended March 31, 2014. The increase in compensation and benefits is primarily related to increase in salaries due to employee performance.  Marketing and advertising decreased from $20,667 for the three months ended March 31, 2014 to $12,908 for the three months ended March 31, 2015. Regulatory fees increased from $30,132 for the three months ended March 31, 2014 to $33,731 for the three months ended March 31, 2015 due to a change in the assessment base and average assets used to calculate the fees. Other real estate expenses increased from a profit of $18,826 for the three months ended March 31, 2014 to a loss of $153,808 for the three months ended March 31, 2015 as a result of write downs of other real estate of $111,000, other real estate expense of $34,277, and loss on sale of $9,911 during the three months ended March 31, 2015.

Income Tax Expenses

The Company reported taxable income for the three months ended March 31, 2015 and March 31, 2014. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  Management’s judgment is based on estimates concerning future income earned and historical earnings for the year ended December 31, 2014. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of its net deferred tax assets. The Company recorded income tax expense of $5,088 for the quarter ended March 31, 2015.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2015 were $79,643,412, or 78.1% of interest-earning assets and 71.1% of total assets, compared to $78,426,868, or 75.5% of interest-earning assets and 69.4% of total assets, at December 31, 2014.

Loans secured by real estate mortgages comprised approximately 86% of loans outstanding at March 31, 2015 and 85% at December 31, 2014. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 13% of our loan portfolio at March 31, 2015 and December 31, 2014. Our construction, development, and land loans represented approximately 11% and 10% of our loan portfolio at March 31, 2015 and December 31, 2014, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$30,995,940	39%	$30,280,899	39%
Construction, Land Development, & Other Land	8,819,161	11%	7,973,835	10%
Residential Mortgages	11,687,916	15%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	16,559,349	21%	16,995,363	21%
Total Real Estate	68,062,366	86%	66,810,711	85%

Commercial	10,386,888	13%	10,308,132	13%
Consumer	1,194,158	1%	1,308,025	2%
Gross loans	79,643,412	100%	78,426,868	100%
Less allowance for loan losses	(1,082,943)		(1,006,794)
Total loans, net	$78,560,469		$77,420,074

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the three months ended March 31, 2015 and 2014 is presented below:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of the period	$1,006,794	$1,312,311
Provision for loan losses	75,000	122,000
Loans charged-off	—	(101,668)
Recoveries of loans previously charged-off	1,149	2,870
Balance at end of the period	$1,082,943	$1,335,513

The allowance for loan losses was $1,082,943 and $1,006,794 as of March 31, 2015 and December 31, 2014, respectively, and represented 1.36% and 1.28% of outstanding loans at March 31, 2015 and December 31, 2014, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

We maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance. This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to, changes in delinquent loan trends, trends in risk grades and net charge offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors. During the first quarter of 2015, the Company increased the historical loss calculation from three years to five years of charge-off history.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $2,333,978 and $2,658,476 in impaired loans at March 31, 2015 and December 31, 2014, respectively. The valuation allowances related to impaired loans totaled $349,745 and $232,144 at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, nonaccrual loans totaled $1,301,070 and $1,153,991, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of March 31, 2015 and December 31, 2014 were $87,846,426 and $87,958,312, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2015 (annualized) and the year ended December 31, 2014.

	March 31, 2015		December 31, 2014
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$15,639,841	—%	$13,832,579	—%
Interest-bearing checking	8,322,155	0.18	6,786,089	0.18
Money market	40,982,754	0.25	42,915,814	0.27
Savings	1,752,395	0.17	1,329,634	0.18
Time deposits less than $100,000	9,047,874	0.75	11,617,528	0.76
Time deposits $100,000 and over	11,991,653	0.89	14,060,312	0.88
Total	$87,736,672	0.41%	$90,541,956	0.45%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $76,029,245 and $75,759,021 at March 31, 2015 and December 31, 2014, respectively. Our loan-to-deposit ratio was 90.6% and 89.2% at March 31, 2015 and December 31, 2014, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $15,050,000. Availability on these lines of credit was $15,050,000 at March 31, 2015.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At March 31, 2015 and December 31, 2014, we had $10,500,000 and $11,500,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $12,010,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate at March 31, 2015.

Amount	Grant Date	Maturity Date	Interest Rate

$2,000,000	12/17/2014	4/17/2015	0.29%
$1,500,000	11/25/2014	4/24/2015	0.26%
$1,000,000	12/12/2014	5/12/2015	0.29%
$1,000,000	8/11/2011	8/11/2015	1.07%
$2,500,000	9/24/2013	9/24/2015	0.51%
$2,500,000	9/24/2013	9/23/2016	0.95%

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

At March 31, 2015, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis, $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes, and $2,500,000 in unused federal funds on a one to 30 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At March 31, 2015, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 23.7% at March 31, 2015 compared to 25.1% as of December 31, 2014. At March 31, 2015, $7,952,551 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2015.

Capital Resources

Total shareholders’ equity was $13,474,477 at March 31, 2015, an increase of $129,529 from $13,344,948 at December 31, 2014. The increase is primarily due to net income for the period of $95,783.

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

As a result of the BASEL III implementation, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “adequately capitalized” under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 6% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4% and a minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.50%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 8%, a leverage ratio of at least 5%, and a CET1 ratio of 6.50%.

The following table sets forth the Bank’s capital ratios at March 31, 2015 and December 31, 2014:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital (to risk-weighted assets)	$12,759	15.87%	$6,432	8.00%	$8,040	10.00%
Tier 1 capital (to risk-weighted assets)	11,754	14.62%	4,824	6.00%	6,432	8.00%
Tier 1 capital (to average assets)	11,754	10.59%	4,441	4.00%	5,552	5.00%
CET1 (to risk weighted assets)	11,754	14.62%	3,618	4.50%	5,226	6.50%

December 31, 2014
Total capital (to risk-weighted assets)	$12,697	15.87%	$6,400	8.00%	$8,071	10.00%
Tier 1 capital (to risk-weighted assets)	11,697	14.62%	3,200	4.00%	4,800	6.00%
Tier 1 capital (to average assets)	11,697	10.57%	4,427	4.00%	5,533	5.00%

In July 2013, the FDIC approved a final rule to implement the Basel III regulatory capital reforms among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also changes the methodology for calculating risk-weighted assets to enhance risk sensitivity. The changes began to take effect for the Bank in January 2015.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At March 31, 2015 and December 31, 2014, we had issued commitments to extend credit of approximately $13,384,000 and $13,267,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2015 and December 31, 2014, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $48,000 at March 31, 2015 and December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 11, 2015	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)
38

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
39