Form 10-Q
period 2015-06-30
Congaree Bancshares Inc
filed 2015-08-11
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

1,764,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of August 3, 2015.

Part I - Financial Information

Item 1. Financial Statements

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Cash and due from banks	$2,671,930	$3,034,889
Securities available-for-sale	17,581,647	21,173,560
Securities held-to-maturity (estimated fair value of $3,334,739 and $3,472,710 at June 30, 2015 and December 31, 2014, respectively)	3,428,635	3,444,699
Non-marketable equity securities	734,700	720,800
Loans receivable	82,251,262	78,426,868
Less allowance for loan losses	1,215,667	1,006,794
Loans, net	81,035,595	77,420,074

Premises, furniture and equipment, net	2,876,715	2,959,222
Accrued interest receivable	377,050	363,444
Other real estate owned	1,293,362	1,441,095
Deferred tax asset	2,128,179	2,156,902
Other assets	129,594	207,401
Total assets	$112,257,407	$112,922,086
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$15,430,244	$14,555,810
Interest-bearing transaction accounts	10,565,187	8,005,384
Savings and money market	40,685,220	43,484,515
Time deposits $100,000 and over	11,127,504	12,199,291
Other time deposits	8,500,586	9,713,312
Total deposits	86,308,741	87,958,312

Federal Funds purchased	811,600	—
Federal Home Loan Bank advances	11,500,000	11,500,000
Accrued interest payable	13,888	13,766
Other liabilities	207,532	105,060
Total liabilities	98,841,761	99,577,138

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,400,000	1,400,000
Series B cumulative perpetual preferred stock 164 shares issued and outstanding at June 30, 2015 and December 31, 2014	164,000	164,000
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,764,439 shares issued and outstanding at June 30, 2015 and December 31, 2014	17,644	17,644
Capital surplus	17,705,024	17,693,644
Accumulated deficit	(5,740,303)	(5,850,277)
Accumulated other comprehensive loss	(130,719)	(80,063)

Total shareholders’ equity	13,415,646	13,344,948
Total liabilities and shareholders’ equity	$112,257,407	$112,922,086

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30
	2015	2014	2015	2014
Interest income:
Loans, including fees	$1,973,008	$1,947,277	$999,345	$968,740
Investment securities, taxable	259,867	330,453	131,513	165,699
Federal funds sold and other	17,499	12,840	8,291	5,847
Total interest income	2,250,374	2,290,570	1,139,149	1,140,286
Interest expense:
Time deposits $100,000 and over	50,939	65,132	24,445	32,044
Other deposits	90,264	116,075	44,122	58,046
Other borrowings	31,479	27,708	16,177	13,914
Total interest expense	172,682	208,915	84,744	104,004
Net interest income	2,077,692	2,081,655	1,054,405	1,036,282
Provision for loan losses	130,000	178,000	55,000	56,000
Net interest income after provision for loan losses	1,947,692	1,903,655	999,465	980,282
Noninterest income:
Service charges on deposit accounts	186,837	138,858	96,910	68,942
Residential mortgage origination fees	37,999	18,386	22,991	12,235
Gain (loss) on sale of securities available for sale	111,077	(4,478)	—	419
Other	23,486	12,957	14,325	8,250
Total noninterest income	359,399	165,723	134,226	89,846
Noninterest expenses:
Salaries and employee benefits	953,331	945,962	474,326	470,593
Net occupancy	152,630	153,102	75,477	73,560
Furniture and equipment	192,414	176,001	97,343	89,591
Professional fees	146,725	116,400	80,120	62,763
Regulatory fees and FDIC assessment	65,262	60,564	31,531	30,432
Net (profit) cost of operation of other real estate owned	170,908	(7,609)	17,100	11,217
Other operating	374,415	415,453	207,200	232,751
Total noninterest expense	2,055,685	1,859,873	983,097	970,907
Income before income taxes	251,406	209,505	150,534	99,221
Income tax expense	71,052	1,366	65,964	—
Net income	180,354	208,139	84,570	99,221
Net accretion of preferred stock to redemption value	—	8,896	—	4,447
Preferred dividends	70,380	68,098	35,190	37,794
Net income available to common shareholders	$109,974	$131,145	$49,380	$56,980
Income per common share
Basic and diluted income per common share	$0.06	$0.07	$0.03	$0.03
Weighted average common shares outstanding	1,764,439	1,764,439	1,764,439	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Six months ended June 30,
	2015	2014
Net Income	$180,354	$208,139
Other comprehensive income (loss), net of tax:
Unrealized holding gain on securities available for sale, net of tax expense of $8,349 at June 30, 2015 and $192,007 at June 30, 2014.	22,655	372,718
Reclassification adjustment for (gains) losses included in net income, net of tax benefit (expense) of ($37,766) at June 30, 2015 and $1,523 at June 30, 2014	(73,311)	2,955
Other comprehensive income (loss)	$(50,656)	$375,673
Comprehensive Income	$129,698	$583,812

	Three months ended June 30,
	2015	2014
Net Income	$84,570	$99,221
Other comprehensive income (loss), net of tax:
Unrealized holding gain (losses) on securities available for sale, net of tax (expense) benefit of $61,557 at June 30, 2015 and ($93,639) at June 30, 2014.	(119,493)	181,770
Reclassification adjustment for gains included in net income, net of tax expense of $0 at June 30, 2015 and $142 at June 30, 2014	—	(277)
Other comprehensive income (loss)	$(119,493)	$181,493
Comprehensive Income (loss)	$(34,923)	$280,714

 See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2015 and 2014 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total
Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617
Accretion of Series A discount on preferred stock		10,426				(10,426)		—
Amortization of Series B premium on preferred stock		(1,530)				1,530		—
Dividends on preferred stock						(68,098)		(68,098)
Repurchase of preferred stock	(729)	(739,566)						(739,566)
Net income						208,139		208,139
Other comprehensive income							375,673	375,673
Balance, June 30, 2014	2,293	$1,552,829	1,764,439	$17,644	$17,688,324	$(6,918,325)	$(155,707)	$12,184,765

Balance, December 31, 2014	1,564	$1,564,000	1,764,439	$17,644	$17,693,644	$(5,850,277)	$(80,063)	$13,344,948

Dividends on preferred stock						(70,380)		(70,380)
Stock option compensation expense					11,380			11,380
Net income						180,354		180,354
Other comprehensive loss							(50,656)	(50,656)
Balance, June 30, 2015	1,564	$1,564,000	1,764,439	$17,644	$17,705,024	$(5,740,303)	$(130,719)	$13,415,646

 See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities
Net income	$180,354	$208,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	130,000	178,000
Stock based compensation expense	11,380	—
Depreciation and amortization expense	96,171	85,165
Discount accretion and premium amortization	60,384	58,769
Decrease in accrued interest receivable	(13,606)	32,849
Increase in accrued interest payable	122	(2,664)
Loss (gain) from sale of securities available-for-sale	(111,077)	4,478
Write downs on other real estate owned	111,000	—
(Gain) loss on sales of other real estate owned	7,868	(23,531)
Decrease in other assets	135,945	72,950
Increase in other liabilities	102,472	47,109
Net cash provided by operating activities	711,013	661,263

Cash flow from investing activities
Purchase of securities available-for-sale	(2,651,606)	(3,289,565)
Proceeds from maturities, calls and paydowns of securities available-for-sale	1,100,167	414,186
Proceeds from sales of securities available-for-sale	5,130,038	3,684,111
Proceeds from (purchase) sale of other investments	(13,900)	34,900
Net (increase) decrease in loans receivable	(3,745,521)	1,825,870
Purchase of premises, furniture and equipment	(13,664)	(25,711)
Proceeds from sale of other real estate owned	28,865	283,852
Net cash (used) provided by investing activities	(165,621)	2,927,643

Cash flow from financing activities
Increase in noninterest-bearing deposits	874,434	1,056,069
Increase (decrease) in interest-bearing deposits	(2,524,005)	28,785
Increase (decrease) in federal funds purchased	811,600	(1,768,000)
Dividends paid on preferred stock	(70,380)	(68,098)

Net cash used by financing activities	(908,351)	(1,490,810)

Net increase (decrease) in cash and cash equivalents	(362,959)	2,098,096

Cash and cash equivalents at beginning of the period	3,034,889	1,638,635

Cash and cash equivalents at end of the period	$2,671,930	$3,736,731

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$172,560	$206,251
Transfer of loans to other real estate	$—	$534,561
Cash paid for taxes	$12,253	$1,366

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the six and three months ended June 30, 2015 and 2014:

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic net income per common share computation:
Net income available to common shareholders	$109,974	$131,145	$49,380	$56,980
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Basic net income per common share	$0.06	$0.07	$0.03	$0.03

Diluted net income per common share computation:
Net income available to common shareholders	$109,974	$131,145	$49,380	$56,980
Average common shares outstanding — basic	1,764,439	1,764,439	1,764,439	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,764,439	1,764,439	1,764,439	1,764,439
Diluted net income per common share	$0.06	$0.07	$0.03	$0.07

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or June 30, 2015, and determined that no subsequent events occurred requiring accrual or disclosure.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

	Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2015
Financial Instruments - Assets
Cash and due from banks	$2,671,930	$2,671,930	$2,671,930	$—	$—
Securities available-for-sale	17,581,647	17,581,647	—	16,197,458	1,384,189
Securities held-to-maturity	3,428,635	3,334,739	—	3,334,739	—
Nonmarketable equity securities	734,700	734,700	—	734,700	—
Loans, net	81,035,595	80,391,000	—	—	80,391,000
Accrued interest receivable	377,050	377,050	377,050	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,680,651	66,680,651	66,680,651	—	—
Time Deposits	19,628,090	19,636,000	—	19,636,000	—
Federal Funds Purchased	811,600	811,600	—	811,600	—
Federal Home Loan Bank advances	11,500,000	11,500,000	—	11,500,000	—
Accrued interest payable	13,888	13,888	13,888	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014
Financial Instruments – Assets:
Cash and due from banks	$3,034,889	$3,034,889	$3,034,889	$—	$—
Securities available-for-sale	21,173,560	21,173,560	—	19,670,647	1,502,913
Securities held-to-maturity	3,444,699	3,472,710	—	3,472,710	—
Nonmarketable equity securities	720,800	720,800	—	720,800	—
Loans, net	77,420,074	77,254,000	—	—	77,254,000
Accrued interest receivable	363,444	363,444	363,444	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,045,709	66,045,709	66,045,709	—	—
Time Deposits	21,912,603	21,963,707	—	21,963,707	—
Federal Home Loan Bank advances	11,500,000	11,513,800	—	11,513,800	—
Accrued interest payable	13,766	13,766	13,766	—	—

	June 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$12,455,000	$—	$13,267,090	$—
Financial standby letters of credit	40,000	—	48,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy at the dates indicated.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$1,475,135	$—	$1,475,135	$—
Corporate bonds	762,307	—	280,180	482,127
Small Business Administration Securities	8,328,763	—	8,328,763	—
Mortgage-backed securities	3,479,961	—	2,577,899	902,062
State, county and municipals	3,535,481	—	3,535,481	—

Total assets	$17,581,647	$—	$16,197,458	$1,384,189

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$6,596,536	$—	$6,596,536	$—
Corporate bonds	798,477	—	298,477	500,000
Small Business Administration Securities	8,700,577	—	8,700,577	—
Mortgage-backed securities	1,948,933	—	946,020	1,002,913
State, county and municipals	3,129,037	—	3,129,037	—
Total assets	$21,173,560	$—	$19,670,647	$1,502,913

There were no liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the balance of assets measured at fair value on a nonrecurring basis aggregated by level in the fair value hierarchy within which those measurements fall at the dates indicated.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,975,680	$—	$—	$1,975,680
Other real estate owned	1,293,362	—	—	1,293,362
Total assets	$3,269,042	$—	$—	$3,269,042

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,426,332	$—	$—	$2,426,332
Other real estate owned	1,441,095	—	—	1,441,095
Total assets	$3,867,427	$—	$—	$3,867,427

For Level 3 assets measured at fair value on a recurring basis at the dates indicated, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	June 30, 2015	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$1,975,680	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,293,362	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$902,062	Fundamental Analysis	Pricing term	9.8 years estimated avg life
Corporate bonds	482,127	Estimation based on comparable non-listed securities	Comparable transactions	N/A

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	Fair Value as of			General
	December 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$2,426,332	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,441,095	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$1,002,913	Fundamental Analysis	Pricing term	4.69 years estimated avg life
Corporate bonds	500,000	Estimation based on	Comparable transactions	N/A
		comparable non-listed
		securities

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2015
Government sponsored enterprises	$1,499,079	$—	$23,944	$1,475,135
Corporate Bonds	782,537	—	20,230	762,307
Small Business Administration Securities	8,427,321	—	98,558	8,328,763
Mortgage-backed securities	3,519,790	304	40,133	3,479,961
State, county and municipal	3,560,332	11,457	36,308	3,535,481
	$17,789,059	$11,761	$219,173	$17,581,647

December 31, 2014
Government sponsored enterprises	$6,613,080	$6,300	$22,844	$6,596,536
Corporate Bonds	800,706	—	2,229	798,477
Small Business Administration Securities	8,787,157	15,390	101,970	8,700,577
Mortgage-backed securities	1,948,070	7,420	6,557	1,948,933
State, county and municipal	3,151,886	—	22,849	3,129,037
	$21,300,899	$29,110	$156,449	$21,173,560

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
June 30, 2015
State, county and municipal	$3,428,635	$—	$93,896	$3,334,739
December 31, 2014
State, county and municipal	$3,444,699	$31,830	$3,819	$3,472,710

Proceeds from sales of available-for-sale securities were $5,130,038 and $3,684,111 for the six month periods ended June 30, 2015 and 2014, respectively. Gross gains of $111,077 were recognized on those sales for the six month period ended June 30, 2015 and gross gains of $4,574 and gross losses of $9,051 were recognized on those sales for the six month period ended June 30, 2014. There were no losses recognized on sales during the six months ended June 30, 2015.

There were no sales of available-for-sale securities during the three months ended June 30, 2015. Proceeds from sales of available-for-sale securities were $1,599,446 for the three months ended June 30, 2014. Gross gains of $419 were recognized on those sales for the three months ended June 30, 2014. There were no losses recognized on those sales for the three months ended June 30, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The amortized costs and fair values of investment securities at June 30, 2015, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$6,159	$6,269	$—	$—
Due after one through five years	6,464,643	6,391,087	—	—
Due after five through ten years	11,318,257	11,184,291	1,613,480	1,587,245
Due after ten years	—	—	1,815,155	1,747,494

Total securities	$17,789,059	$17,581,647	$3,428,635	$3,334,739

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at June 30, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$1,475,135	$23,944	$—	$—	$1,475,135	$23,944
Corporate Bonds	762,307	20,230	—	—	762,307	20,230
Mortgage-backed securities	1,574,384	38,984	902,062	1,149	2,476,446	40,133
Small Business Administration Securities	7,108,133	39,882	1,220,630	58,676	8,328,763	98,558
State, county and municipal	1,450,297	23,194	963,519	13,114	2,413,816	36,308
	$12,370,256	$146,234	$3,086,211	$72,939	$15,456,467	$219,173

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$3,334,739	$93,896	$—	$—	$3,334,739	$93,896

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014.

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

At June 30, 2015 and December 31, 2014, securities with estimated fair value of $7,123,889 and $10,119,786, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,611,804	38%	$30,280,899	39%
Construction, Land Development & Other Land	10,658,941	13%	7,973,835	10%
Residential Mortgages	11,354,532	14%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	15,974,162	19%	16,995,363	21%
Total Real Estate	69,599,439	84%	66,810,711	85%

Commercial	11,313,428	14%	10,308,132	13%
Consumer	1,338,395	2%	1,308,025	2%
Gross loans	82,251,262	100%	78,426,868	100%
Less allowance for loan losses	(1,215,667)		(1,006,794)
Total loans, net	$81,035,595		$77,420,074

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

The following is an analysis of our loan portfolio by credit quality indicators at the dates indicated:

June 30, 2015	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$10,441,150	$30,609,251	$10,229,581	$1,234,897	$9,510,661	$13,999,704	$76,025,244
Special Mention	694,595	312,745	327,412	103,498	654,209	867,440	2,959,899
Substandard or Worse	177,683	689,808	101,948	—	1,189,662	1,107,018	3,266,119
Total	$11,313,428	$31,611,804	$10,658,941	$1,338,395	$11,354,532	$15,974,162	$82,251,262

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$9,410,911	$28,455,409	$7,637,360	$1,202,892	$10,162,188	$15,305,931	$72,174,691
Special Mention	712,318	1,133,160	336,475	67,312	252,524	581,249	3,083,038
Substandard or Worse	184,903	692,330	—	37,821	1,145,902	1,108,183	3,169,139
Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$78,426,868

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at the dates indicated:

June 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$349	$108,893	$—	$109,242	$11,204,186	$11,313,428	$—
Commercial Real Estate	—	—	459,000	459,000	31,152,804	31,611,804	—
Construction, Land Development, & Other Land	69,083	101,948	—	171,031	10,487,910	10,658,941	—
Consumer	317	—	—	317	1,338,078	1,338,395	—
Residential	138,198	—	—	138,198	11,216,334	11,354,532	—
Residential HELOC	—	—	319,090	319,090	15,655,072	15,974,162	—
Total	$207,947	$210,841	$778,090	$1,196,878	$81,054,384	$82,251,262	$—

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$644,594	$113,434	$—	$758,028	$9,550,104	$10,308,132	$—
Commercial Real Estate	481,604	—	459,000	940,604	29,340,295	30,280,899	—
Construction, Land Development, & Other Land	—	—	—	—	7,973,835	7,973,835	—
Consumer	2,385	—	—	2,385	1,305,640	1,308,025	—
Residential	225,847	—	—	225,847	11,334,767	11,560,614	—
Residential HELOC	—	157,747	162,236	319,983	16,675,380	16,995,363	—
Total	$1,354,430	$271,181	$621,236	$2,246,847	$76,180,021	$78,426,868	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	June 30, 2015	December 31, 2014
Commercial	$145,914	$152,255
Commercial Real Estate	459,000	459,000
Construction, Land Development, & Other Land	101,948	—
Consumer	—	—
Residential	366,292	380,500
Residential HELOCs	319,090	162,236
Total	$1,392,244	$1,153,991

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the six months ended June 30, 2015 and 2014, we received approximately $3,567 and $7,016 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $34,749 and $12,402, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the six months ended June 30, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794
Charge Offs	—	—	—	(540)	—	—	—	(540)
Recoveries	8,615	70,000	—	—	—	798	—	79,413
Provision	94,828	(73,070)	18,287	(287)	(4,961)	135,935	(40,732)	130,000
Ending Balance	$278,180	$59,390	$31,444	$41,472	$59,690	$612,778	$132,713	$1,215,667

Ending Balances:
Individually evaluated for impairment	$146,756	$—	$—	$18,427	$1,445	$278,233	$—	$444,861
Collectively evaluated for impairment	$131,424	$59,390	$31,444	$23,045	$58,245	$334,545	$132,713	$770,806

Loans Receivable:
Ending Balance - Total	$11,313,428	$31,611,804	$10,658,941	$1,338,395	$11,354,532	$15,974,162	$—	$82,251,262

Ending Balances:
Individually evaluated for impairment	$177,683	$779,806	$101,948	$96,335	$667,445	$597,324	$—	$2,420,541
Collectively evaluated for impairment	$11,135,745	$30,831,998	$10,556,993	$1,242,060	$10,687,087	$15,376,838	$—	$79,830,721

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended June 30, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$275,515	$72,213	$27,781	$36,224	$75,789	$486,174	$109,247	$1,082,943
Charge Offs	—	—	—	(540)	—	—	—	(540)
Recoveries	7,865	70,000	—	—	—	399	—	78,264
Provision	(5,200)	(82,823)	3,663	5,788	(16,099)	126,205	23,466	55,000
Ending Balance	$278,180	$59,390	$31,444	$41,472	$59,690	$612,778	$132,713	$1,215,667

Ending Balances:
Individually evaluated for impairment	$146,756	$—	$—	$18,427	$1,445	$278,233	$—	$444,861
Collectively evaluated for impairment	$131,424	$59,390	$31,444	$23,045	$58,245	$334,545	$132,713	$770,806

Loans Receivable:
Ending Balance - Total	$11,313,428	$31,611,804	$10,658,941	$1,338,395	$11,354,532	$15,974,162	$—	$82,251,262

Ending Balances:
Individually evaluated for impairment	$177,683	$779,806	$101,948	$96,335	$667,445	$597,324	$—	$2,420,541
Collectively evaluated for impairment	$11,135,745	$30,831,998	$10,556,993	$1,242,060	$10,687,087	$15,376,838	$—	$79,830,721

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2014.

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

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. For the six months ended June 30, 2015 and 2014, we recognized $27,808 and $77,732, respectively, in interest income on loans that were impaired. We recognized $13,295 and $34,599 in interest income on loans that were impaired during the quarter ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the Company had 14 impaired loans totaling $2,420,541 or 2.9% of gross loans. At December 31, 2014, the Company had 13 impaired loans totaling $2,658,476 or 3.4% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at June 30, 2015 or December 31, 2014. There were eight loans restructured or otherwise impaired totaling $1,589,488 not already included in nonaccrual status at June 30, 2015. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014. During the six months ended June 30, 2015 and 2014, we received approximately $3,567 and $7,016 in interest income in relation to loans on non-accrual status, respectively, and forgone interest was approximately $34,749 and $12,402, respectively. During the quarter ended June 30, 2015 and 2014, we received approximately $1,137 and $1,071 in interest income in relation to loans on non-accrual status, respectively, and forgone interest was approximately $20,986 and $9,221, respectively.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	779,806	899,741	—	781,952	10,554
Construction, Land Development, & Other Land	101,948	101,948	—	101,963	2,322
Consumer	—	—	—	—	—
Residential	454,001	454,001	—	460,029	1,608
Residential HELOC	319,091	319,091	—	319,612	1,245

With an allowance recorded
Commercial	$177,683	$177,683	$146,756	$181,780	$1,131
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	96,335	225,647	18,427	97,253	1,545
Residential	213,444	220,178	1,445	219,475	6,299
Residential HELOC	278,233	278,233	278,233	278,233	3,104

Total
Commercial	$177,683	$177,683	$146,756	$181,780	$1,131
Commercial Real Estate	779,806	899,741	—	781,952	10,554
Construction, Land Development, & Other Land	101,948	101,948	—	101,963	2,322
Consumer	96,335	225,647	18,427	97,253	1,545
Residential	667,445	674,179	1,445	679,504	7,907
Residential HELOC	597,324	597,324	278,233	597,845	4,349
	$2,420,541	$2,676,522	$444,861	$2,440,297	$27,808

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at June 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$43,095	$43,095	$—	$71,122	$—
Commercial Real Estate	329,691	329,691	—	336,454	10,866
Construction, Land Development, & Other Land	498,415	498,415	—	498,473	12,594
Consumer	—	—	—	—	—
Residential	451,242	451,242	—	576,276	8,750
Residential HELOC	—	—	—	—	—

With an allowance recorded
Commercial	$192,726	$192,726	$48,446	$170,387	$1,188
Commercial Real Estate	1,004,430	1,024,454	6,773	1,377,871	14,468
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	100,868	230,180	14,039	106,198	1,623
Residential	723,557	748,949	103,697	929,221	25,139
Residential HELOC	278,217	278,217	165,535	278,264	3,104

Total
Commercial	$235,821	$235,821	$48,446	$241,509	$1,188
Commercial Real Estate	1,334,121	1,354,145	6,773	1,714,325	25,334
Construction, Land Development, & Other Land	498,415	498,415	—	498,473	12,594
Consumer	100,868	230,180	14,039	106,198	1,623
Residential	1,174,799	1,200,191	103,697	1,505,497	33,889
Residential HELOC	278,217	278,217	165,535	278,264	3,104
	$3,622,241	$3,796,969	$338,490	$4,344,266	$77,732

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	936,667	936,667	—	1,028,010	39,938
Residential HELOC	162,236	162,236	—	204,071	564

With an allowance recorded
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	213,668	220,256	1,669	220,987	12,792
Residential HELOC	278,217	278,217	165,535	278,255	6,260

Total
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	1,150,335	1,156,923	1,669	1,248,997	52,730
Residential HELOC	440,453	440,453	165,535	482,326	6,824
	$2,658,476	$2,912,595	$232,144	$3,246,728	$108,335

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At June 30, 2015 and June 30, 2014, we had eight loans totaling $768,066 and 10 loans totaling $2,145,505, respectively, which we considered to be TDRs. During the six and three months ended June 30, 2015, we did not modify any loans that were considered to be TDRs.

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

There were no loans restructured within the last twelve months that defaulted during the three and six months ended June 30, 2015. There was one loan restructured within the previous twelve months totaling $118,761 that defaulted during the six months ended June 30, 2014. The Bank considers any loans that are 30 days or more past due to be in default.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended June 30, 2015 and December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of period	$1,441,095	$1,544,234
Additions	—	788,921
Sales	(36,733)	(892,060)
Write downs	(111,000)	—
Balance, end of period	$1,293,362	$1,441,095

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of June 30, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2014 filed with the SEC, and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	restrictions or conditions imposed by our regulators on our operations;
•	our ability to maintain appropriate levels of capital including levels required under the capital rules under Basel III;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in deposit flows;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them:
•	changes in monetary and tax policies;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of delinquencies and amounts of loan charge-offs;
•	the rates of loan growth;
•	the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;
•	our reliance on available secondary funding sources such as FHLB advances, Federal Reserve Discount Window borrowings, sales of securities and loans, and federal funds lines of credit from correspondent banks to meet our liquidity needs;
•	our ability to maintain effective internal control over financial reporting;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;
•	changes in the securities markets; and
•	other risks and uncertainties detailed in Part I, Item 1A of the Annual Report on Form 10-K and from time to time in our filings with the SEC.

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

The Company recorded net income, after tax expense, of $180,354 and net income available to common shareholders of $109,974 for the six months ended June 30, 2015 compared to net income, after tax expense, of $208,139 and net income available to common shareholders of $131,145 for the six months ended June 30, 2014. Basic and diluted income per common share were $0.06 for the first six months of 2015 compared to basic and diluted income per common share of $0.07 in the first six months of 2014. The decrease in net income for the first six months of 2015 as compared to the first six months of 2014 is primarily attributable to the income tax expense of $71,052. As a result of the full reversal of the valuation allowance in 2014, income tax expense is now being booked against the valuation allowance. For the period ended June 30, 2015, our net interest margin was 4.06% compared to 4.00% at June 30, 2014.

The Company recorded net income, after tax expense, of $84,570 and net income available to common shareholders of $49,380 for the three months ended June 30, 2015, compared to net income, after tax expense, of $99,221 and net income available to common shareholders of $56,980 for the three months ended June 30, 2014. Basic and diluted earnings per share were $0.03 and $0.03 for the second quarter of 2015 and 2014, respectively. The decrease in net income for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily attributable to the income tax expense of $65,964.

At June 30, 2015, total assets were $112,257,407, compared to $112,922,086 at December 31, 2014, a decrease of $664,679, or 0.59%. Interest-earning assets comprised approximately 92.6% and 91% of total assets at June 30, 2015 and December 31, 2014, respectively. Gross loans totaled $82,251,262 and investment securities were $21,010,282 at June 30, 2015, compared to gross loans of $78,426,868 and investment securities of $25,339,059 at December 31, 2014.

Deposits totaled $86,308,741 at June 30, 2015 and $87,958,312 at December 31, 2014. FHLB advances were $11,500,000 at June 30, 2015 and December 31, 2014. Shareholders’ equity was $13,415,646 and $13,344,948 at June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities. Our annualized net interest margins for the six months ended June 30, 2015 and 2014 were 4.06% and 4.00%, respectively. Our annualized net interest margins for the three months ended June 30, 2015 and 2014 were 4.09% and 4.01%, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Net interest income was $2,077,692 during the six months ended June 30, 2015, compared to $2,081,655 for the same period in 2014. The slight decrease in net interest income is primarily attributable to the decrease in interest income on investments as the balance has declined. Interest income of $2,250,374 for the six months ended June 30, 2015 included $1,973,008 on loans, $259,867 on investment securities and $17,499 on federal funds sold and other. This represented a decrease of $40,196 in interest income for the six months ended June 30, 2015 compared to the same period last year which was primarily due to a 19.14% reduction in the average investment portfolio. Total interest expense of $172,682 during the six months ended June 30, 2015 included $141,203 related to deposit accounts and $31,479 on FHLB advances and other borrowings. Interest expense decreased from $208,915 for the six months ended June 30, 2014, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits and a 9.6% decrease in the average interest bearing deposits and a 21.6% increase in the average non-interest bearing deposits.

Net interest income was $1,054,405 for the quarter ended June 30, 2015, compared to $1,036,282 for the same period in 2014. Interest income of $1,139,149 for the quarter ended June 30, 2015 included $999,345 on loans, $131,513 on investment securities and $8,291 on federal funds sold and other. Total interest expense of $84,744 for the quarter ended June 30, 2015 included $68,567 related to deposit accounts and $16,177 on FHLB advances and other borrowings. The slight increase in net interest income for this period is primarily attributable to the decrease in interest expense for the quarter.

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

Our provision for loan losses for the six months ended June 30, 2015 was $130,000 a decrease of $48,000 or 27%, from our provision for loan losses of $178,000 for the six months ended June 30, 2014. Our provision for loan losses for the three months ended June 30, 2015 was $55,000 a decrease of $1,000 or 1.8%, from our provision for loan losses of $56,000 for the three months ended June 30, 2014. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the six months ended June 30, 2015 was $359,399, compared to $165,723 for the same period in 2014. Noninterest income for the six months ended June 30, 2015 consisted primarily of service charges on deposit accounts of $186,837, residential mortgage origination fees of $37,999, gain on sale of securities available for sale of $111,077 and other noninterest income of $23,486. Noninterest income for the six months ended June 30, 2014 consisted primarily of service charges on deposit accounts of $138,858, residential mortgage origination fees of $18,386, and other noninterest income of $12,957. The increase of $193,676 in noninterest income compared to the same period in 2014 is primarily the result of the gain on sale of securities available for sale, an increase in service charges on deposit accounts, and a slight increase in mortgage origination fees and other non interest income.

Noninterest income for the three months ended June 30, 2015 was $134,226, compared to $89,846 for the three months ended June 30, 2014. Noninterest income for the quarter ended June 30, 2015 consisted primarily of service charges on deposit accounts, and mortgage loan origination fees. The increase of $44,380 in noninterest income compared to the same period in 2014 is primarily the result of an increase in service charges on deposit accounts and increase in mortgage origination fees.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule that caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. Our ATM/debit card fee income is included in service charges on deposit accounts and was $69,802 and $68,194 for the six months ended June 30, 2015 and 2014, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the six and three months ended June 30, 2015 and 2014.

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Compensation and benefits	$953,331	$945,962	$474,326	$470,593
Occupancy and equipment	345,044	329,103	172,820	163,151
Data processing and related costs	177,135	160,488	93,824	82,046
Marketing, advertising and shareholder communications	34,070	50,915	21,162	30,248
Legal and audit	143,367	113,136	78,328	61,165
Other professional fees	3,358	3,264	1,792	1,598
Supplies, postage and telephone	31,020	30,000	15,952	14,932
Insurance	24,089	23,623	12,250	11,811
Credit related expenses	4,114	3,822	4,253	1,669
Regulatory fees and FDIC insurance	65,262	60,564	31,531	30,432
Net (profit) cost of operation of real estate owned	170,908	(7,609)	17,100	11,217
Other	103,987	146,605	59,759	92,045
Total noninterest expense	$2,055,685	$1,859,873	$983,097	$970,907

The most significant component of noninterest expense is compensation and benefits, which totaled $953,331 for the six months ended June 30, 2015, compared to $945,962 for the six months ended June 30, 2014. The increase is primarily related to increase in salaries due to employee performance. Occupancy and equipment increased from $329,103 for the six months ended June 30, 2014 to $345,044 for the six months ended June 30, 2015 due to routine maintenance of our banking offices. Data processing and related costs increased from $160,488 for the six months ended June 30, 2014 to $177,135 for the six months ended June 30, 2015 due to annual cost increases in the data processing contract and increase in volume. Marketing and advertising decreased from $50,915 for the six months ended June 30, 2014, to $34,070 for the six months ended June 30, 2015 due to decreased print ad advertising and utilizing billboard advertising. Legal fees increased from $113,136 for the six months ended June 30, 2014, to $143,367 for the six months ended June 30, 2015 due to foreclosures involving other real estate. Other real estate expenses increased from a profit of $7,609 for the six months ended June 30, 2014, to an expense of $170,908 for the six months ended June 30, 2015 as a result of write downs on other real estate.

Compensation and benefits remained essentially unchanged with $470,593 for the three months ended June 30, 2014 compared to $474,326 for the three months ended June 30, 2015. Legal expense slightly increased from $61,165 for the three months ended June 30, 2014 to $78,328 for the three months ended June 30, 2015. Other real estate expenses increased from $11,217 for the three months ended June 30, 2014, to $17,100 for the three months ended June 30, 2015 as a result of maintaining other real estate.

Income Tax Expenses

The Company reported taxable income for the six months ended June 30, 2015 and June 30, 2014. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets. Management’s judgment is based on estimates concerning future income earned and historical earnings for the year ended December 31, 2014. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of its net deferred tax assets. The Company recorded income tax expense of $71,052 and $65,964 for six and three months ended June 30, 2015, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at June 30, 2015 were $82,251,262, or 79.1% of interest-earning assets and 73.2% of total assets, compared to $78,426,868, or 75.5% of interest-earning assets and 69.4 % of total assets, at December 31, 2014.

Loans secured by real estate mortgages comprised approximately 84% of loans outstanding at June 30, 2015 and 85% at December 31, 2014. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 14% of our loan portfolio at June 30, 2015 and 13% at December 31, 2014. Our construction, development, and land loans represented approximately 13% and 10% of our loan portfolio at June 30, 2015 and December 31, 2014, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,611,804	38%	$30,280,899	39%
Construction, Land Development, & Other Land	10,658,941	13%	7,973,835	10%
Residential Mortgages	11,354,532	14%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	15,974,162	19%	16,995,363	21%
Total Real Estate	69,599,439	84%	66,810,711	85%

Commercial	11,313,428	14%	10,308,132	13%
Consumer	1,338,395	2%	1,308,025	2%
Gross loans	82,251,262	100%	78,426,868	100%
Less allowance for loan losses	(1,215,667)		(1,006,794)
Total loans, net	$81,035,595		$77,420,074

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the six months ended June 30, 2015 and 2014 is presented below:

	Six Months Ended
	June 30,
	2015	2014
Balance at beginning of the period	$1,006,794	$1,312,311
Provision for loan losses	130,000	178,000
Loans charged-off	(540)	(278,263)
Recoveries of loans previously charged-off	79,413	5,019
Balance at end of the period	$1,215,667	$1,217,067

The allowance for loan losses was $1,215,667 and $1,006,794 as of June 30, 2015 and December 31, 2014, respectively, and represented 1.48% and 1.28% of outstanding loans at June 30, 2015 and December 31, 2014, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The current economic conditions have improved but management believes real estate values have not yet rebounded to a level seen prior to the beginning of the recession in 2008. In some cases, the lack of a complete rebound in those values may result in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If the economy were to deteriorate in the future and suffer a subsequent decline in real estate values it may make it more likely that we would be required to increase our allowance for loan losses. Based on present information, and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio. Management’s judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Management believes the estimates of the required level of allowance for loan losses have been appropriate and the expectation is that the primary factors considered in the provision calculation will continue to be consistent with prior trends.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $2,420,541 and $2,658,476 in impaired loans at June 30, 2015 and December 31, 2014, respectively. The valuation allowances related to impaired loans totaled $444,861 and $232,144 at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, nonaccrual loans totaled $1,392,244 and $1,153,991, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of June 30, 2015 and December 31, 2014 were $86,308,741 and $87,958,312, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the six months ended June 30, 2015 (annualized) and the year ended December 31, 2014.

	June 30, 2015		December 31, 2014
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$15,633,436	—%	$13,832,579	—%
Interest-bearing checking	8,705,102	0.19	6,786,089	0.18
Money market	40,060,018	0.25	42,915,814	0.27
Savings	1,980,588	0.17	1,329,634	0.18
Time deposits less than $100,000	8,777,715	0.70	11,617,528	0.76
Time deposits $100,000 and over	11,387,656	0.89	14,060,312	0.88
Total	$86,544,515	0.40%	$90,541,956	0.45%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $75,181,237 and $75,759,021 at June 30, 2015 and December 31, 2014, respectively. Our loan-to-deposit ratio was 95.3% and 89.2% at June 30, 2015 and December 31, 2014, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $15,050,000. Availability on these lines of credit was $14,238,400 at June 30, 2015.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At June 30, 2015 and December 31, 2014, we had $11,500,000 outstanding. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $10,830,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

The following table shows the amount outstanding, grant date, maturity date, and interest rate at June 30, 2015.

Amount	Grant Date	Maturity Date	Interest Rate

$2,000,000	6/18/2015	7/17/2015	0.19%
$1,500,000	4/24/2015	7/24/2015	0.23%
$1,000,000	8/11/2011	8/11/2015	1.07%
$2,500,000	9/24/2013	9/24/2015	0.51%
$2,000,000	5/06/2015	11/06/2015	0.27%
$2,500,000	9/24/2013	9/23/2016	0.95%

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

At June 30, 2015, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis, $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes, and $2,500,000 in unused federal funds on a one to 30 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At June 30, 2015, we had $811,600 in borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 18% at June 30, 2015 compared to 21.4% as of December 31, 2014. At June 30, 2015, $7,123,889 of our investment securities were pledged to secure public entity deposits. We continue to carefully focus on liquidity management during 2015.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Capital Resources

Total shareholders’ equity was $13,415,646 at June 30, 2015, an increase of $70,698 from $13,344,948 at December 31, 2014. The increase is primarily due to net income for the period of $180,354.

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

In July 2013, federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act (“Basel III”). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets (“CET1”) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to the risk weights for certain assets and off-balance sheet exposures. Management expects that the capital ratios for the Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table sets forth the Bank’s capital ratios at June 30, 2015 and December 31, 2014:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital (to risk-weighted assets)	$12,980	15.23%	$6,817	8.00%	$8,522	10.00%
Tier 1 capital (to risk-weighted assets)	11,903	13.97%	5,113	6.00%	6,817	8.00%
Tier 1 capital (to average assets)	11,903	10.86%	4,384	4.00%	5,480	5.00%
CET1 (to risk weighted assets)	11,903	13.97%	3,835	4.50%	5,539	6.50%

December 31, 2014
Total capital (to risk-weighted assets)	$12,697	15.87%	$6,400	8.00%	$8,071	10.00%
Tier 1 capital (to risk-weighted assets)	11,697	14.62%	3,200	4.00%	4,800	6.00%
Tier 1 capital (to average assets)	11,697	10.57%	4,427	4.00%	5,533	5.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At June 30, 2015 and December 31, 2014, we had issued commitments to extend credit of approximately $12,455,000 and $13,267,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At June 30, 2015 and December 31, 2014, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $40,000 and $48,000 at June 30, 2015 and December 31, 2014, respectively.

Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. A significant portion of the unfunded commitments relate to consumer equity lines of credit and commercial lines of credit. Based on historical experience, we anticipate that a portion of these lines of credit will not be funded.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the six months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 11, 2015	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
-40-