Form 10-Q
period 2015-09-30
Congaree Bancshares Inc
filed 2015-11-10
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

1,765,939 shares of common stock, par value $0.01 per share, were issued and outstanding as of November 6, 2015.

Part I - Financial Information

Item 1. Financial Statements

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2015 (unaudited)	December 31, 2014
Assets:
Cash and due from banks	$4,913,783	$3,034,889
Federal funds sold	3,707,000	—
Securities available-for-sale	16,606,049	21,173,560
Securities held-to-maturity (estimated fair value of $3,400,400 and $3,472,710 at September 30, 2015 and December 31, 2014, respectively)	3,420,412	3,444,699
Non-marketable equity securities	500,900	720,800
Loans receivable	81,579,138	78,426,868
Less allowance for loan losses	1,113,279	1,006,794
Loans, net	80,465,859	77,420,074

Premises, furniture and equipment, net	2,831,287	2,959,222
Accrued interest receivable	355,051	363,444
Other real estate owned	1,710,235	1,441,095
Deferred tax asset	2,008,715	2,156,902
Other assets	169,854	207,401
Total assets	$116,689,145	$112,922,086
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,253,890	$14,555,810
Interest-bearing transaction accounts	14,292,805	8,005,384
Savings and money market	40,676,823	43,484,515
Time deposits $100,000 and over	15,801,651	12,199,291
Other time deposits	8,801,475	9,713,312
Total deposits	95,826,644	87,958,312

Federal Home Loan Bank advances	7,000,000	11,500,000
Accrued interest payable	16,078	13,766
Other liabilities	264,809	105,060
Total liabilities	103,107,531	99,577,138

Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 shares issued and outstanding	1,400,000	1,400,000
Series B cumulative perpetual preferred stock 164 shares issued and outstanding	164,000	164,000
Common stock, $0.01 par value, 10,000,000 shares authorized; 1,765,939 and 1,764,439 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17,659	17,644
Capital surplus	17,715,823	17,693,644
Accumulated deficit	(5,723,441)	(5,850,277)
Accumulated other comprehensive loss	7,573	(80,063)
Total shareholders’ equity	13,581,614	13,344,948
Total liabilities and shareholders’ equity	$116,689,145	$112,922,086

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$3,016,506	$2,907,466	$1,043,497	$960,189
Investment securities, taxable	382,498	494,097	122,631	163,644
Federal funds sold and other	24,904	19,18	7,405	6,978
Total interest income	3,423,908	3,421,381	1,173,533	1,130,811

Interest expense:
Time deposits $100,000 and over	82,440	95,549	31,500	30,417
Other deposits	138,173	171,118	47,909	55,043
Other borrowings	45,169	41,620	13,690	13,912
Total interest expense	265,782	308,287	93,100	99,372
Net interest income	3,158,126	3,113,094	1,080,434	1,031,439
Provision for loan losses	195,000	248,000	65,000	70,000
Net interest income after provision for loan losses	2,963,126	2,865,094	1,015,434	961,439

Noninterest income:
Service charges on deposit accounts	273,111	222,541	86,274	83,683
Residential mortgage origination fees	67,055	26,276	29,057	7,890
Gain on sale of securities available for sale	111,077	65,591	—	70,069
Other	33,013	16,165	9,527	3,208
Total noninterest income	484,257	330,573	124,858	164,850

Noninterest expenses:
Salaries and employee benefits	1,451,082	1,451,153	497,751	505,191
Net occupancy	237,572	232,748	84,942	79,646
Furniture and equipment	300,149	262,716	107,735	86,715
Professional fees	278,307	178,636	131,582	62,236
Regulatory fees and FDIC assessment	95,481	91,778	30,220	31,214
Data processing	273,327	248,961	90,724	88,473
Net cost of operation of other real estate owned	203,265	12,229	32,358	19,838
Other operating	259,966	343,124	68,152	88,159
Total noninterest expense	3,099,149	2,821,345	1,043,464	961,472
Income before income taxes	348,234	374,322	96,829	164,817
Income tax expense	(115,828)	(13,290)	(44,776)	(11,924)
Net income	232,406	361,032	52,053	152,893
Net accretion of preferred stock to redemption value	—	13,345	—	4,449
Preferred dividends	105,570	103,290	35,190	35,192
Net income available to common shareholders	$126,836	$244,397	$16,863	$113,252
Income per common share
Basic and diluted income per common share	$0.07	$0.14	$0.01	$0.06
Weighted average common shares outstanding	1,765,939	1,764,439	1,765,939	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Nine months ended September 30,
	2015	2014
Net Income	$232,406	361,032
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale net of tax expense of $86,090 at September 30, 2015 and $158,976 at September 30, 2014	164,090	308,601
Reclassification adjustment for gains included in net income, net of tax expense of $34,623 at September 30, 2015 and $22,301 at September 30, 2014	(76,454)	(43,290)
Other comprehensive income	87,636	265,311
Comprehensive income	$320,042	$626,343

	Three months ended September 30,
	2015	2014
Net Income	$52,053	$152,893
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit) of $77,742 at September 30, 2015 and ($33,030) at September 30, 2014.	141,435	(64,117)
Reclassification adjustment for gains included in net income, net of tax expense of $23,823 at September 30, 2014	0	(46,246)
Other comprehensive income (loss)	141,435	(110,363)
Comprehensive income	$193,487	$42,530

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2015 and 2014 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total

Balance, December 31, 2013	2,293	$2,283,499	1,764,439	$17,644	$17,688,324	$(7,049,470)	$(531,380)	$12,408,617
Accretion of Series A discount on preferred stock		15,639				(15,639)		—
Amortization of Series B premium on preferred stock		(2,294)				2,294		—
Dividends on preferred stock						(103,290)		(103,290)
Repurchase of preferred stock	(729)	(739,566)						(739,566)
Net income						361,032		361,032
Other comprehensive loss							265,311	265,311
Balance, September 30, 2014	1,564	$1,557,278	1,764,439	$17,644	$17,688,324	$(6,805,073)	$(266,069)	$12,192,104

Balance, December 31, 2014	1,564	$1,564,000	1,764,439	$17,644	$17,693,644	$(5,850,277)	$(80,063)	$13,344,948
Dividends on preferred stock						(105,570)		(105,570)
Stock based compensation expense					16,614			16,614
Issuance of common stock			1,500	15	5,565			5,580
Net income						232,406		232,406
Other comprehensive income							87,636	87,636
Balance, September 30, 2015	1,564	$1,564,000	1,765,939	$17,659	$17,715,823	$(5,723,441)	$7,573	$13,581,614

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flow from operating activities
Net income	$232,406	$361,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195,000	248,000
Stock based compensation expense	16,614	—
Depreciation and amortization expense	143,764	126,746
Discount accretion and premium amortization	97,500	89,907
(Increase) decrease in accrued interest receivable	8,393	(4,593)
Increase (decrease) in accrued interest payable	2,312	(39)
Gain from sale of securities available-for-sale	(111,077)	(65,591)
Write downs on other real estate owned	111,000	—
(Gain) loss on sales of other real estate owned	12,413	(17,456)
Decrease in other assets	134,265	46,051
Increase in other liabilities	159,749	114,366
Net cash provided by operating activities	1,002,339	898,423

Cash flow from investing activities
Purchase of securities available-for-sale	(2,651,606)	(8,309,565)
Purchase of non-marketable equity securities	—	(247,500)
Proceeds from maturities, calls and paydowns of securities available-for-sale	2,266,048	705,981
Proceeds from sales of securities available-for-sale	5,130,038	9,214,860
Proceeds from sale and redemption of non-marketable equity securities	219,900	214,900
Net decrease (increase) in loans receivable	(3,699,785)	(2,066,936)
Purchase of premises, furniture and equipment	(15,829)	(26,736)
Proceeds from sale of other real estate owned	66,447	302,977
Net cash provided (used) by investing activities	1,315,213	(212,019)

Cash flow from financing activities
Increase in noninterest-bearing deposits	1,698,080	1,296,479
(Decrease) increase in interest-bearing deposits	6,170,252	(1,716,955)
(Decrease) increase in federal funds purchased	—	(369,000)
(Decrease) increase in borrowings from FHLB	(4,500,000)	1,500,000
Repurchase of preferred stock	—	(739,566)
Proceeds from issuance of common stock	5,580	—
Dividends paid on preferred stock	(105,570)	(103,290)

Net cash provided (used) by financing activities	3,268,342	(132,332)

Net increase in cash and cash equivalents	5,585,894	554,072

Cash and cash equivalents at beginning of the period	3,034,889	1,638,635

Cash and cash equivalents at end of the period	$8,620,783	$2,192,707

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$263,470	$308,326
Transfer of loans to other real estate	$459,000	$545,922
Cash paid for taxes	$12,253	$13,290

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 2 – Summary of Significant Accounting Policies - continued

Basic and diluted net income per common share are computed below for the nine and three months ended September 30, 2015 and 2014:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic net income per common share computation:
Net income available to common shareholders	$126,836	$244,397	$16,863	$113,252
Average common shares outstanding — basic	1,765,939	1,764,439	1,765,939	1,764,439
Basic net income per common share	$0.07	$0.14	$0.01	$0.06

Diluted net income per common share computation:
Net income available to common shareholders	$126,836	$244,397	$16,863	$113,252
Average common shares outstanding — basic	1,765,939	1,764,439	1,765,939	1,764,439
Incremental shares from assumed conversions: Stock options	—	—	—	—
Average common shares outstanding — diluted	1,765,939	1,764,439	1,765,939	1,764,439
Diluted net income per common share	$0.07	$0.14	$0.01	$0.06

Comprehensive Income

GAAP requires that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation to determine whether there have been any subsequent events since the balance sheet date, or September 30, 2015, and determined that no subsequent events occurred requiring accrual or disclosure.

Note 3 - Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements:

In January 2014, the Financial Accounting Standards Board (the “FASB”) amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (“OREO”). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

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

In January 2015, the FASB issued guidance to eliminate from U.S. Generally Accepted Accounting Principles (“GAAP”) the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

	Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2015
Financial Instruments - Assets
Cash and due from banks	$4,913,783	$4,913,783	$4,913,783	$—	$—
Federal funds sold	3,707,000	3,707,000	3,707,000	—	—
Securities available-for-sale	16,606,049	16,606,049	—	15,244,932	1,361,117
Securities held-to-maturity	3,420,412	3,400,400	—	3,400,400	—
Nonmarketable equity securities	500,900	500,900	—	500,900	—
Loans, net	80,465,859	79,914,000	—	—	79,914,000
Accrued interest receivable	355,051	355,051	355,051	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	71,223,518	71,223,518	71,223,518	—	—
Time Deposits	24,603,126	24,636,000	—	24,636,000	—
Federal Home Loan Bank advances	7,000,000	7,000,000	—	7,000,000	—
Accrued interest payable	16,078	16,078	16,078	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014
Financial Instruments – Assets:
Cash and due from banks	$3,034,889	$3,034,889	$3,034,889	$—	$—
Securities available-for-sale	21,173,560	21,173,560	—	19,670,647	1,502,913
Securities held-to-maturity	3,444,699	3,472,710	—	3,472,710	—
Nonmarketable equity securities	720,800	720,800	—	720,800	—
Loans, net	77,420,074	77,254,000	—	—	77,254,000
Accrued interest receivable	363,444	363,444	363,444	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,045,709	66,045,709	66,045,709	—	—
Time Deposits	21,912,603	21,963,707	—	21,963,707	—
Federal Home Loan Bank advances	11,500,000	11,513,800	—	11,513,800	—
Accrued interest payable	13,766	13,766	13,766	—	—

	September 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,242,000	$—	$13,267,090	$—
Financial standby letters of credit	48,000	—	48,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2015 and December 31, 2014, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements – continued

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$711,642	$—	$711,642	$—
Corporate bonds	771,703	—	281,571	490,132
Small Business Administration Securities	8,132,174	—	8,132,174	—
Mortgage-backed securities	3,436,778	—	2,565,793	870,985
State, county and municipals	3,553,752	—	3,553,752	—
Total assets	$16,606,049	$—	$15,244,932	$1,361,117

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored enterprises	$6,596,536	$—	$6,596,536	$—
Corporate bonds	798,477	—	298,477	500,000
Small Business Administration Securities	8,700,577	—	8,700,577	—
Mortgage-backed securities	1,948,933	—	946,020	1,002,913
State, county and municipals	3,129,037	—	3,129,037	—
Total assets	$21,173,560	$—	$19,670,647	$1,502,913

There were no liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,509,462	$—	$—	$1,509,462
Other real estate owned	1,710,235	—	—	1,710,235
Total assets	$3,219,697	$—	$—	$3,219,697

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,426,332	$—	$—	$2,426,332
Other real estate owned	1,441,095	—	—	1,441,095
Total assets	$3,867,427	$—	$—	$3,867,427

For Level 3 assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of		General
	September 30, 2015	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$1,509,462	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,710,235	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	870,985	Fundamental Analysis	Pricing term	4.86 years estimated
				avg life
Corporate bonds	490,132	Estimation based on	Comparable transactions	N/A
		comparable non-listed
		securities

	Fair Value as of		General
	December 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$2,426,332	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,441,095	Discounted appraisals	Collateral discounts and
			Estimated costs to sell	0 – 10%
Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$1,002,913	Fundamental Analysis	Pricing term	4.69 years estimated
				avg life
Corporate bonds	500,000	Estimation based on	Comparable transactions	N/A
		comparable non-listed
		securities

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale at September 30, 2015 and December 31, 2014 were:

		Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2015
Government sponsored enterprises	$713,705	$—	$2,063	$711,642
Corporate bonds	781,578	—	9,875	771,703
Small Business Administration Securities	8,100,510	70,583	38,919	8,132,174
Mortgage-backed securities	3,452,794	50	16,066	3,436,778
State, county and municipal	3,545,698	23,523	15,469	3,553,752
	$16,594,285	$94,156	$82,392	$16,606,049

December 31, 2014
Government sponsored enterprises	$6,613,080	$6,300	$22,844	$6,596,536
Corporate Bonds	800,706	—	2,229	798,477
Small Business Administration Securities	8,787,157	15,390	101,970	8,700,577
Mortgage-backed securities	1,948,070	7,420	6,557	1,948,933
State, county and municipal	3,151,886	—	22,849	3,129,037
	$21,300,899	$29,110	$156,449	$21,173,560

The amortized cost and estimated fair values of securities held-to-maturity at September 30, 2015 and December 31, 2014 were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
September 30, 2015
State, county and municipal	$3,420,412	$8,630	$28,642	$3,400,400
December 31, 2014
State, county and municipal	$3,444,699	$31,830	$3,819	$3,472,710

Proceeds from sales of available-for-sale securities were $5,130,038 and $9,214,860 for the nine month periods ended September 30, 2015 and 2014, respectively. Gross gains of $111,077 were recognized on sales of available-for-sale securities for the nine month period ended September 30, 2015 and gross gains of $74,643 and gross losses of $9,052 were recognized on sales of available-for-sale securities for the nine month period September 30, 2014. There were no losses recognized on sales of available-for-sale securities for the nine month period ended September 30, 2015.

There were no sales of available-for-sale securities for the three months ended September 30, 2015. Proceeds from sales of available-for-sale securities were $5,530,749 for the three months ended September 30, 2014. Gross gains of $70,069 were recognized on sales of available-for-sale securities for the three months ended September 30, 2014. There were no losses recognized on sales of available-for-sale securities for the three months ended September 30, 2014.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The amortized costs and fair values of investment securities at September 30, 2015, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$3,855	$3,905	$—	$—
Due after one through five years	5,310,753	5,306,291	—	—
Due after five through ten years	11,279,677	11,295,853	1,609,361	1,604,216
Due after ten years	—	—	1,811,051	1,796,184

Total securities	$16,594,285	$16,606,049	$3,420,412	$3,400,400

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at September 30, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$711,642	$2,063	$—	$—	$711,642	$2,063
Corporate Bonds	771,703	9,875	—	—	771,703	9,875
Mortgage-backed securities	2,561,888	13,505	870,985	2,562	3,432,873	16,067
Small Business Administration Securities	—	—	1,239,721	38,919	1,239,721	38,919
State, county and municipal	705,082	9,601	557,515	5,868	1,262,597	15,469
	$4,750,315	$35,044	$2,668,221	$47,349	$7,418,536	$82,393

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities – continued

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$1,128,350	$28,641	$—	$—	$1,128,350	$28,642

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

At September 30, 2015 and December 31, 2014, securities with estimated fair value of $12,075,577 and $10,119,786, respectively, were pledged to secure public deposits as required by law.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,926,704	39%	$30,280,899	39%
Construction, Land Development & Other Land	10,860,268	13%	7,973,835	10%
Residential Mortgages	11,864,248	15%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	15,064,655	18%	16,995,363	21%
Total Real Estate	69,715,875	85%	66,810,711	85%

Commercial	10,702,812	13%	10,308,132	13%
Consumer	1,160,451	2%	1,308,025	2%
Gross loans	81,579,138	100%	78,426,868	100%
Less allowance for loan losses	(1,113,279)		(1,006,794)
Total loans, net	$80,465,859		$77,420,074

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

The following is an analysis of our loan portfolio by credit quality indicators at the dates indicated:

September 30, 2015	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$10,583,438	$31,418,740	$10,758,320	$1,124,294	$10,123,760	$13,431,628	$77,440,180
Special Mention	51,643	275,645	—	36,157	554,408	596,530	1,514,383
Substandard or Worse	67,731	232,319	101,948	—	1,186,080	1, 036,497	2,624,575
Total	$10,702,812	$31,926,704	$10,860,268	$1,160,451	$11,864,248	$15,064,655	$81,579,138

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$9,410,911	$28,455,409	$7,637,360	$1,202,892	$10,162,188	$15,305,931	$72,174,691
Special Mention	712,318	1,133,160	336,475	67,312	252,524	581,249	3,083,038
Substandard or Worse	184,903	692,330	—	37,821	1,145,902	1,108,183	3,169,139
Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$78,426,868

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at the dates indicated:

September 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	$—	$—	$—	$10,702,812	$10,702,812	$—
Commercial Real Estate	—	—	—	—	31,926,704	31,926,704	—
Construction, Land Development, & Other Land	—	—	101,948	101,948	10,758,320	10,860,268	—
Consumer	—	—	—	—	1,160,451	1,160,451	—
Residential	—	—	366,292	366,292	11,497,956	11,864,248	—
Residential HELOC	—	—	319,090	319,090	14,745,565	15,064,655	—
Total	$—	$—	$787,330	$787,330	$80,791,808	$81,579,138	$—

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$644,594	$113,434	$—	$758,028	$9,550,104	$10,308,132	$—
Commercial Real Estate	481,604	—	459,000	940,604	29,340,295	30,280,899	—
Construction, Land Development, & Other Land	—	—	—	—	7,973,835	7,973,835	—
Consumer	2,385	—	—	2,385	1,305,640	1,308,025	—
Residential	225,847	—	—	225,847	11,334,767	11,560,614	—
Residential HELOC	—	157,747	162,236	319,983	16,675,380	16,995,363	—
Total	$1,354,430	$271,181	$621,236	$2,246,847	$76,180,021	$78,426,868	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	September 30, 2015	December 31, 2014
Commercial	$36,121	$152,255
Commercial Real Estate	—	459,000
Construction, Land Development, & Other Land	101,948	—
Consumer	—	—
Residential	366,292	380,500
Residential HELOCs	319,090	162,236
Total	$823,451	$1,153,991

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the nine months ended September 30, 2015 and 2014, we received approximately $3,567 and $26,848 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $42,027 and $88,168, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the nine months ended September 30, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Loan Losses
Beginning Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,444	$1,006,794
Charge Offs	(108,893)	—	—	(870)	—	(59,314)	—	(169,077)
Recoveries	9,365	70,000	—	—	—	1,197	—	80,562
Provision	126,671	27,598	26,649	(15,433)	28,555	80,260	(79,299)	195,000
Ending Balance	$201,880	$160,058	$39,806	$25,996	$93,206	$498,188	$94,145	$1,113,279

Ending Balances:
Individually evaluated for impairment	$42,327	$—	$—	$5,220	$25,421	$291,071	$—	$364,039
Collectively evaluated for impairment	$159,553	$160,058	$39,806	$20,776	$67,785	$207,117	$94,145	$749,240

Loans Receivable:
Ending Balance - Total	$10,702,812	$31,926,704	$10,860,268	$1,160,451	$11,864,248	$15,064,655	$—	$81,579,138

Ending Balances:
Individually evaluated for impairment	$67,731	$318,349	$101,948	$36,157	$752,009	$597,307	$—	$1,873,501
Collectively evaluated for impairment	$10,635,081	$31,608,355	$10,758,320	$1,124,294	$11,112,239	$14,467,348	$—	$79,705,637

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the three months ended September 30, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$278,180	$59,390	$31,143	$41,472	$59,690	$612,778	$133,014	$1,215,667
Charge Offs	(108,893)	—	—	(330)	—	(59,314)	—	(168,537)
Recoveries	750	—	—	—	—	399	—	1,149
Provision	31,843	100,668	8,663	(15,146)	33,516	(55,675)	(38,869)	65,000
Ending Balance	$201,880	$160,058	$39,806	$25,996	$93,206	$498,188	$94,145	$1,113,279

Ending Balances:
Individually evaluated for impairment	$42,327	$—	$—	$5,220	$25,421	$291,071	$—	$364,039
Collectively evaluated for impairment	$159,553	$160,058	$39,806	$20,776	$67,785	$207,117	$94,145	$749,240

Loans Receivable:
Ending Balance - Total	$10,702,812	$31,926,704	$10,860,268	$1,160,451	$11,864,248	$15,064,655	$—	$81,579,138

Ending Balances:
Individually evaluated for impairment	$67,731	$318,349	$101,948	$36,157	$752,009	$597,307	$—	$1,873,501
Collectively evaluated for impairment	$10,635,081	$31,608,355	$10,758,320	$1,124,294	$11,112,239	$14,467,348	$—	$79,705,637

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

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $42,027 and $118,154 in interest income on loans that were impaired during the nine months ended September 30, 2015 and 2014, respectively, and we recognized $14,219 and $40,422 in interest income on loans that were impaired during the quarter ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company had 12 impaired loans totaling $1,873,501 or 2.3% of gross loans. At December 31, 2014, the Company had 13 impaired loans totaling $2,658,476 or 3.4% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at September 30, 2015 or December 31, 2014. There were five loans restructured or otherwise impaired totaling $558,828 not already included in nonaccrual status at September 30, 2015. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014. During the nine months ended September 30, 2015 and 2014, we received approximately $8,799 and $26,848 in interest income in relation to loans on non-accrual status, respectively, and forgone interest was approximately $53,391 and $88,168, respectively. During the quarter ended September 30, 2015 and 2014, we received approximately $1 and $19,832 in interest income in relation to loans on non-accrual status, respectively, and forgone interest was approximately $12,006 and $75,766, respectively.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the nine months ended September 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	318,349	318,349	—	—	15,865
Construction, Land Development, & Other Land	101,948	101,948	—	101,958	2,322
Consumer	—	—	—	—	—
Residential	453,471	453,471	—	321,851	2,415
Residential HELOC	162,236	162,236	—	162,236	—

With an allowance recorded
Commercial	$67,731	$67,731	$42,327	$69,597	$1,657
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	36,157	36,157	5,219	37,174	834
Residential	298,538	305,361	25,421	304,749	13,008
Residential HELOC	435,071	435,071	291,071	435,429	5,926

Total
Commercial	$67,731	$67,731	$42,327	$69,597	$1,657
Commercial Real Estate	318,349	318,349	—	—	15,865
Construction, Land Development, & Other Land	101,948	101,948	—	101,958	2,322
Consumer	36,157	36,157	5,219	37,174	834
Residential	752,009	758,832	25,421	626,600	15,423
Residential HELOC	597,307	597,307	291,071	597,665	5,926
	$1,873,501	$1,880,324	$364,039	$1,432,995	$42,027

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2014:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	936,667	936,667	—	1,028,010	39,938
Residential HELOC	162,236	162,236	—	204,071	564

With an allowance recorded
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	213,668	220,256	1,669	220,987	12,792
Residential HELOC	278,217	278,217	165,535	278,255	6,260

Total
Commercial	184,903	184,903	40,706	192,328	9,500
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	1,150,335	1,156,923	1,669	1,248,997	52,730
Residential HELOC	440,453	440,453	165,535	482,326	6,824
	$2,658,476	$2,912,595	$232,144	$3,246,728	$108,335

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded as of and for the nine months ended September 30, 2014:

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

Troubled Debt Restructuring

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At September 30, 2015 and 2014, we had six loans totaling $594,950 and 11 loans totaling $2,129,906, respectively, which we considered to be TDRs. During the three and nine months ended September 30, 2015, we did not modify any loans that were considered to be TDRs.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

There were no loans restructured within the last twelve months that defaulted during the three and nine months ended September 30, 2015. There was one loan restructured within the previous twelve months totaling $118,761 that defaulted during the nine months ended September 30, 2014. The Bank considers any loans that are 30 days or more past due to be in default.

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended September 30, 2015 and December 31, 2014 are summarized below:

	2015	2014
Balance, beginning of period	$1,441,095	$1,544,234
Additions	459,000	788,921
Sales	(78,860)	(892,060)
Write downs	(111,000)	—
Balance, end of period	$1,710,235	$1,441,095

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of September 30, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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
  disruptions due to flooding, severe weather or other natural disasters;
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

Overview

2014 was a very challenging year for the Bank, the banking industry, and the U.S. economy in general, and these challenges have continued in 2015. The impact of the recession is continuing to be felt by the banking industry as a whole and by us as well. Accordingly, our focus has been and continues to be centered on managing through the effects of these economic times to position the Bank to continue being profitable as the economy continues to recover. It is our expectation that our hard work, reduced operating expenses, and the eventual improvement in the economy and the real estate markets will help our borrowers and us weather this storm and continue our road to recovery. Our primary focus has been and will continue to be to increase our net interest margin. We are reducing our reliance on wholesale deposits and placing emphasis on acquiring core deposits, specifically small business operating accounts.  Additionally, we are taking steps to increase noninterest income through allocating resources to mortgage loan production, insurance income and investment referrals. Reducing our level of nonperforming assets will also lower our operating costs, thus increasing the Bank’s profitability.

The Company recorded net income of $232,408 and net income available to common shareholders of $126,838 for the nine months ended September 30, 2015 compared to net income of $361,032 and net income available to common shareholders of $244,397 for the nine months ended September 30, 2014.  Basic and diluted income per common share were $0.07 for the first nine months of 2015 compared to basic and diluted income per common share of $0.14 in the first nine months of 2014.  The decrease in net income for the first nine months of 2015 as compared to the first nine months of 2014 is primarily attributable to the increase in professional fees expense and cost of operation of other real estate owned of $290,707. As a result of the full reversal of the valuation allowance in 2014, income tax expense is now being booked against the valuation allowance with income tax expense for the first nine months of $115,828. For the nine month period ended September 30, 2015, our net interest margin was 4.09% compared to 3.98% at September 30, 2014.

The Company recorded net income, after tax provision, of $52,053 and net income available to common shareholders of $16,863 for the three months ended September 30, 2015, compared to net income, after tax provision, of $152,893 and net income available to common shareholders of $113,252 for the three months ended September 30, 2014.  The decrease in net income for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily attributable to the income tax expense of $44,776 and increase in professional fees expense of $69,346 for 2015 as compared to three months ended September 30, 2014. Basic and diluted earnings per share were $0.01 and $0.06 for the third quarter of 2015 and 2014, respectively.

At September 30, 2015, total assets were $116,689,145, compared to $112,922,086 at December 31, 2014, an increase of $3,767,059 or 3.34%. Interest-earning assets comprised approximately 90.68% and 91% of total assets at September 30, 2015 and December 31, 2014, respectively. Gross loans totaled $81,579,138, federal funds sold were $3,707,000, and investment securities were $20,527,361 at September 30, 2015, compared to gross loans of $78,426,868 and investment securities of $25,339,059 at December 31, 2014.

Deposits totaled $95,826,644 at September 30, 2015 and $87,958,312 at December 31, 2014. FHLB advances were $7,000,000 at September 30, 2015 and $11,500,000 at December 31, 2014. Shareholders’ equity was $13,581,614 and $13,344,948 at September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

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

Results of Operations

Nine and three months ended September 30, 2015 and 2014

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the nine months ended September 30, 2015 and 2014 were 4.09% and 3.98%, respectively.  Our annualized net interest margins for the three months ended September 30, 2015 and 2014 were 4.15% and 3.93%, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Net interest income was $3,158,126 during the nine months ended September 30, 2015, compared to $3,113,094 for the same period in 2014.  The slight increase in net interest income is primarily attributable to the increase in interest income on loans and a decrease in interest expense. Interest income of $3,423,908 for the nine months ended September 30, 2015 included $3,016,506 on loans, $382,498 on investment securities and $24,904 on federal funds sold and other.  Total interest expense of $265,782 during the nine months ended September 30, 2015 included $220,613 related to deposit accounts and $45,169 on FHLB advances and other borrowings. Interest expense decreased from $308,287 for the nine months ended September 30, 2014 to $265,782 for the nine months ended September 30, 2015 largely due to higher interest bearing deposits being replaced by lower interest bearing deposits and a 4.5% decrease in the average interest bearing deposits.

Net interest income was $1,080,434 for the quarter ended September 30, 2015, compared to $1,031,439 for the same period in 2014. Interest income of $1,080,434 for the quarter ended September 30, 2015 included $1,043,497 on loans, $122,631 on investment securities and $7,405 on federal funds sold and other. Total interest expense of $93,100 for the quarter ended September 30, 2015 included $79,409 related to deposit accounts and $13,690 on FHLB advances and other borrowings. The slight increase in net interest income for this period is primarily attributable to the increase in interest income on loans, which was primarily due to a 4% increase in the average loan portfolio.

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

Our provision for loan losses for the nine months ended September 30, 2015 was $195,000, a decrease of $53,000, or 21.3%, from our provision for loan losses of $248,000 for the nine months ended September 30, 2014. Our provision for loan losses for the three months ended September 30, 2015 was $65,000, a decrease of $5,000, or 7.1%, from our provision for loan losses of $70,000 for the three months ended September 30, 2014. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the nine months ended September 30, 2015 was $484,257, compared to $330,573 for the same period in 2014. Noninterest income for the nine months ended September 30, 2015 consisted primarily of service charges on deposit accounts of $273,111, residential mortgage origination fees of $67,055, gain on sale of securities available-for-sale of $111,077 and other noninterest income of $33,013. Noninterest income for the nine months ended September 30, 2014 consisted primarily of service charges on deposit accounts of $222,541, residential mortgage origination fees of $26,276, gain on sale of securities available-for-sale of $65,591 and other noninterest income of $16,165. The increase of $153,684 in noninterest income compared to the same period in 2014 is primarily the result of an increase in service charge on deposit accounts of $50,570, residential mortgage origination fees of $40,779, gain on sale of securities available for sale of $45,486, and other noninterest income of $16,848.

Noninterest income for the three months ended September 30, 2015 was $124,858, compared to $164,850 for the three months ended September 30, 2014.  Noninterest income for the quarter ended September 30, 2015 consisted primarily of service charges on deposit accounts, mortgage loan origination fees and gain on sale of securities available-for-sale. The decrease of $39,992 in noninterest income compared to the same period in 2014 is primarily the result of an increase in mortgage loan origination fees of $21,167 and reduction in the gain on sale of securities available for sale of $70,069.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule that caps an issuer’s base fee at $0.21 per transaction and allows an additional five basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. Our ATM/debit card fee income is included in service charges on deposit accounts and was $102,934 and $102,184 for the nine months ended September 30, 2015 and 2014, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the nine and three months ended September 30, 2015 and 2014.

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Compensation and benefits	$1,451,082	$1,451,153	$497,751	$505,191
Occupancy and equipment	537,721	495,464	192,677	166,361
Data processing and related costs	273,327	248,961	90,724	88,473
Marketing, advertising and shareholder communications	39,052	68,500	4,982	17,585
Legal and audit	251,489	173,310	108,122	60,174
Other professional fees	26,818	5,326	23,460	2,062
Supplies, postage and telephone	44,450	43,764	13,430	13,764
Insurance	36,339	35,435	12,250	11,812
Credit related expenses	(2,387)	(249)	(6,501)	(4,071)
Regulatory fees and FDIC insurance	95,481	91,778	30,220	31,214
Net cost of operation of real estate owned	203,265	12,229	32,358	19,838
Other	142,512	195,674	43,991	49,069
Total noninterest expense	$3,099,149	$2,821,345	$1,043,464	$961,472

The most significant component of noninterest expense is compensation and benefits, which totaled $1,451,082 for the nine months ended September 30, 2015, compared to $1,451,153 for the nine months ended September 30, 2014.  Occupancy and equipment increased from $495,464 for the nine months ended September 30, 2014 to $537,721 for the nine months ended September 30, 2015 due to increased lease expense and regular maintenance. Data processing and related costs increased from $248,961 for the nine months ended September 30, 2014 to $273,327 for the nine months ended September 30, 2015. Marketing and advertising decreased from $68,500 for the nine months ended September 30, 2014, to $39,052 for the nine months ended September 30, 2015. Legal fees increased from $173,310 for the nine months ended September 30, 2014, to $251,489 for the nine months ended September 30, 2015 as a result of one time fees involving other real estate and personnel expenses. Regulatory fees increased from $91,778 for the nine months ended September 30, 2014 to $95,481 for the nine months ended September 30, 2015. Other real estate expenses increased from $12,229 for the nine months ended September 30, 2014 to $203,265 for the nine months ended September 30, 2015 as a result of write downs on other real estate of $111,000 and increased other real estate expenses during the nine months ended September 30, 2015.

Compensation and benefits decreased from $505,191 for the three months ended September 30, 2014 to $497,751 for the three months ended September 30, 2015. Occupancy and equipment increased from $166,361 for the three months ended September 30, 2014 to $192,677 for the three months ended September 30, 2015. Legal expense increased from $60,174 for the three months ended September 30, 2014, to $108,122 for the three months ended September 30, 2015 as a result of one time fees involving other real estate and personnel expenses. Other real estate expenses increased from $19,838 for the three months ended September 30, 2014, to $32,358 for the three months ended September 30, 2015 due primarily to the operating of other real estate.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Income Tax Expenses

The Company reported taxable income for the nine months ended September 30, 2015 and September 30, 2014. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods. The Company recorded income tax expense of $13,290 for the nine months ended September 30, 2015 and $11,924 for the three months ended September 30, 2015 related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at September 30, 2015 were $81,579,138, or 77.4% of interest-earning assets and 69.9% of total assets, compared to $78,426,868, or 75.5% of interest-earning assets and 69.4% of total assets, at December 31, 2014.

Loans secured by real estate mortgages comprised approximately 85% of loans outstanding at September 30, 2015 and at December 31, 2014. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 13% of our loan portfolio at September 30, 2015 and at December 31, 2014. Our construction, development, and land loans represented approximately 13% and 10% of our loan portfolio at September 30, 2015 and December 31, 2014, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$31,926,704	39%	$30,280,899	39%
Construction, Land Development & Other Land	10,860,268	13%	7,973,835	10%
Residential Mortgages	11,864,248	15%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	15,064,655	18%	16,995,363	21%
Total Real Estate	69,715,875	85%	66,810,711	85%

Commercial	10,702,812	13%	10,308,132	13%
Consumer	1,160,451	2%	1,308,025	2%
Gross loans	81,579,138	100%	78,426,868	100%
Less allowance for loan losses	(1,113,279)		(1,006,794)
Total loans, net	$80,465,859		$77,420,074

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the nine months ended September 30, 2015 and 2014 is presented below:

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of the period	$1,006,794	$1,312,311
Provision for loan losses	195,000	248,000
Loans charged-off	(169,077)	(443,469)
Recoveries of loans previously charged-off	80,562	23,851
Balance at end of the period	$1,113,279	$1,140,693

The allowance for loan losses was $1,113,279 and $1,006,794 as of September 30, 2015 and December 31, 2014, respectively, and represented 1.37% and 1.28% of outstanding loans at September 30, 2015 and December 31, 2014, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $1,873,501 and $2,658,476 in impaired loans at September 30, 2015 and December 31, 2014, respectively. The valuation allowances related to impaired loans totaled $364,039 and $232,144 at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, nonaccrual loans totaled $823,451 and $1,153,991, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of September 30, 2015 and December 31, 2014 were $95,826,644 and $87,958,312, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the nine months ended September 30, 2015 (annualized) and the year ended December 31, 2014.

	September 30, 2015		December 31, 2014
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$15,635,483	—%	$13,832,579	—%
Interest-bearing checking	8,923,407	0.19	6,786,089	0.18
Money market	39,717,655	0.26	42,915,814	0.27
Savings	2,035,653	0.17	1,329,634	0.18
Time deposits less than $100,000	8,729,866	0.73	11,617,528	0.76
Time deposits $100,000 and over	12,074,880	0.89	14,060,312	0.88
Total	$87,116,944	0.41%	$90,541,956	0.45%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $80,024,993 and $75,759,021 at September 30, 2015 and December 31, 2014, respectively. Our loan-to-deposit ratio was 85.1% and 89.2% at September 30, 2015 and December 31, 2014, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $15,050,000. Availability on these lines of credit was $15,050,000 at September 30, 2015.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At September 30, 2015 and December 31, 2014, we had $7,000,000 and $11,500,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $13,630,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The following table shows the amount outstanding, grant date, maturity date, and interest rate at September 30, 2015.

Amount	Grant Date	Maturity Date	Interest Rate

$2,500,000	9/24/2015	2/24/2016	0.39%
$2,000,000	5/06/2015	11/06/2015	0.27%
$2,500,000	9/24/2013	9/23/2016	0.95%

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

At September 30, 2015, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis, $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes, and $2,500,000 in unused federal funds on a one to 30 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At September 30, 2015, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 21.6% at September 30, 2015 compared to 21.4% as of December 31, 2014. At September 30, 2015, $12,089,511 of our investment securities were pledged to secure public entity deposits and FHLB borrowings. We continue to carefully focus on liquidity management during 2015.

Capital Resources

Total shareholders’ equity was $13,581,614 at September 30, 2015, an increase of $236,666 from $13,344,948 at December 31, 2014.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

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

The following table sets forth the Bank’s capital ratios at September 30, 2015 and December 31, 2014:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital (to risk-weighted assets)	$13,013	15.09%	$6,898	8.00%	$8,623	10.00%
Tier 1 capital (to risk-weighted assets)	11,925	13.83%	5,174	6.00%	6,898	8.00%
Tier 1 capital (to average assets)	11,925	10.76%	4,432	4.00%	5,540	5.00%
CET1 (to risk weighted assets)	11,925	13.83%	3,880	4.50%	5,605	6.50%

December 31, 2014
Total capital (to risk-weighted assets)	$12,697	15.87%	$6,400	8.00%	$8,071	10.00%
Tier 1 capital (to risk-weighted assets)	11,697	14.62%	3,200	4.00%	4,800	6.00%
Tier 1 capital (to average assets)	11,697	10.57%	4,427	4.00%	5,533	5.00%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At September 30, 2015 and December 31, 2014, we had issued commitments to extend credit of approximately $15,242,000 and $13,267,000, respectively, through various types of lending arrangements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At September 30, 2015 and December 31, 2014, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $48,000 at September 30, 2015 and December 31, 2014, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the nine months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 10, 2015	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

