Form 10-K
period 2015-12-31
Congaree Bancshares Inc
filed 2016-03-25
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Yes ☐      No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant (computed by reference to the price at which the stock was most recently sold) was $9,020,448 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2016
Common Stock, $.01 par value per share	1,765,939 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual or special meeting of shareholders which involves the election of directors are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
  changes in deposit flows;
  our ability to successfully consummate our previously announced merger with Carolina Financial Corporation, including the ability to obtain required governmental approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions;
  the diversion of management time from core banking functions due to merger-related issues;
  potential difficulty in maintaining relationships with clients, associates or business partners as a result of our previously announced merger with Carolina Financial Corporation;
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
  our ability to attract and retain key personnel;
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

Our assets consist primarily of our investment in the Bank and liquid investments. Our primary activities are conducted through the Bank. As of December 31, 2015, our consolidated total assets were $109,141,050, our consolidated total loans were $80,980,708, our consolidated total deposits were $90,541,366, and our consolidated total shareholders’ equity was approximately $13,559,606.

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

Significant Recent Developments

On January 5, 2016, Carolina Financial Corporation (“Carolina Financial”), the parent holding company for CresCom Bank, CBAC, Inc. (the “Merger Sub”), a wholly-owned subsidiary of the Carolina Financial, and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides that, subject to the terms and conditions set forth in the Agreement, Carolina Financial will acquire the Company in a cash and stock transaction with a total current value of approximately $16.278 million.

Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into the Company, and the Company will then promptly merge with and into Carolina Financial, with Carolina Financial being the surviving corporation in the merger. In addition, as soon as practicable following the merger of Merger Sub with and into the Company, the Bank will be merged with and into CresCom Bank.

Subject to the terms and conditions of the Merger Agreement, each share of the Company’s common stock will be converted into the right to receive one of the following: (i) $8.10 in cash, (ii) 0.4806 shares of Carolina Financials’ common stock, or (iii) a combination of cash and Carolina Financial common stock, subject to the limitation that, excluding any dissenting shares, the total merger consideration shall be prorated to 40% cash consideration and 60% stock consideration. Cash will also be paid in lieu of fractional shares.

The Merger Agreement contains customary representations and warranties from Carolina Financial and the Company, and Carolina Financial and the Company have agreed to customary covenants and agreements, including, among others, covenants and agreements relating to ( l ) the conduct of their respective businesses during the interim period between the execution of the Merger Agreement and the closing of the merger, (2) the Company’s obligation to facilitate its shareholders’ consideration of, and voting upon, the necessary approval of the Merger Agreement, (3) the recommendation by the board of directors of the Company in favor of the necessary approval by its shareholders, (4) the Company’s non-solicitation obligations relating to alternative business combination transactions, and (5) Carolina Financials’ intention to establish an advisory board consisting of the current directors of the Company.

The boards of directors of Carolina Financial and the Company have approved the Merger Agreement. The transaction is anticipated to close in the second quarter of 2016, subject to customary closing conditions, including regulatory approvals, the approval of the shareholders of the Company and other customary closing conditions.

The Merger Agreement provides certain termination rights for both Carolina Financial and the Company including, but not limited to, a right by either party to terminate the agreement if both (A) the average of the daily closing price of Carolina Financial common stock over a specified period prior to the anticipated closing date is less than 80% of closing price on the date of the Merger Agreement and (B) the average of the daily closing price of Carolina Financial common stock over the same specified period is down 15% more than any change in the KBW Nasdaq Regional Banking Index (KRX) since the date of the Merger Agreement. In the event that the Company provides notice of its intent to terminate the Merger Agreement due to these conditions being met, Carolina Financial may, but is not obligated to, increase the exchange ratio. The Company may elect to accept the increased exchange ratio or proceed with termination of the Merger Agreement. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay Carolina Financial a termination fee of $750,000.

The forgoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is incorporated as Exhibit 2.1 to this Annual Report on Form 10-K.

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

Due to its central location in the state and convenient access to I-20, I-26, and I-77, our primary service area is considered one of the fastest growing areas in South Carolina. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. Lexington Medical Center, Lexington County’s largest employer, has approximately 4,700 employees and continues to expand. The other top employers in Lexington County include Amazon, SCE&G, Michelin Tire Corporation, Allied-Signal Corporation, and United Parcel Service. The amenities and opportunities that our primary service area offers are wide-ranging from housing, education, healthcare, shopping, recreation, and culture. We believe these factors make the quality of life in the area attractive.

Our primary service area has also experienced solid population growth. From 2000 to 2014, Lexington County’s population increased by 25.11% (an increase of 53,431 people), for a ranking of eight among the 46 counties in South Carolina in terms of population growth over the last decade. Based on a 2014 estimate, Lexington County ranks eight as far as the largest counties, amongst the top ten in the State. In 2014, Lexington County had a total of 270,263 residents. According to the most recent data published by the FDIC, as of June 30, 2015, the Bank maintained a 2.45% deposit market share in Lexington County. As of June 30, 2015, our market share in Cayce, South Carolina is 12.32% and our market share in West Columbia, South Carolina is 7.25%.

Despite being in what we believe is one of the best markets in South Carolina, we may be particularly sensitive to changes in the state and local economies. The economic downturn that began in the latter half of 2007 resulted in higher unemployment rates and lower property values in our South Carolina markets. As a result, we have spent significant time on finding credit solutions for our customers and managing and disposing of real estate acquired in settlement of loans as effectively as possible. The weakening in the state and local economies also impacted our loan demand and, to a lesser extent, available deposits. While economic conditions in our primary markets in South Carolina, as well as the U.S. and worldwide, have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline.

See Item 1A. Risk Factors for a discussion regarding the material risks and uncertainties that may impact our market.

Lending Activities

We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our Bank’s primary service area. We compete for these loans with competitors who are well established in our service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers. At December 31, 2015, we had gross loans of $80,980,708, representing 74.2% of our total assets.

Loan Approval and Review. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds any individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the loan committee of the board of directors. The Bank’s lending staff and credit administration meets on a regular basis to help identify and discuss potential problem loans. The Bank does not make any loans to any related person unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the Bank. The Bank currently adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The Bank sells residential mortgage loans that it originates in the secondary market.

Allowance for Loan Losses. We maintain an allowance for loan losses, which we establish through a provision for loan losses charged against income. We charge loans against this allowance when we believe that the collectibility of the principal is unlikely. The allowance is an estimated amount that we believe is adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. As of December 31, 2015, our allowance for loan losses was approximately 1.33% of the average outstanding balance of our loans, based on our consideration of several factors, including regulatory guidelines, mix of our loan portfolio, and evaluations of local economic conditions as well as peer data. Over time, we will periodically determine the amount of the allowance based on our consideration of several factors, including:

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

Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. As of December 31, 2015, loans secured by first or second mortgages on real estate made up approximately $69,095,913, or 85% of our loan portfolio. These loans will generally fall into one of two categories, commercial real estate and residential home equity lines of credit, but also include residential real estate. These categories are discussed in more detail below, including their specific risks. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The Bank will generally charge an origination fee for each loan.

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

•	Real Estate - Mortgage. Loans secured by real estate mortgages are the principal component of our loan portfolio. These loans generally fall into one of three categories: residential real estate loans, residential home equity lines of credit, and commercial real estate loans.

•	Residential Real Estate Loans. At December 31, 2015, our individual residential real estate loans ranged in size from $12,838 to $1,135,065, with an average loan size of approximately $117,264. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate mortgages, and we intend to sell most, if not all, of the residential real estate loans that we generate in the secondary market soon after we originate them. We do not intend to retain servicing rights for these loans. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. By selling these loans in the secondary market, we can significantly reduce our exposure to credit risk because the loans will be underwritten through a third party agent without any recourse against the Bank. At December 31, 2015, residential real estate loans (other than construction loans) totaled $11,491,959, or 14% of our loan portfolio.

•	Residential Home Equity Lines of Credit. At December 31, 2015, our individual residential home equity lines of credit ranged in principal balances from $0 to $599,329, with an average principal balance of approximately $63,990. These loans generally have longer terms of up to 20 years. We offer fixed and adjustable rate home equity lines of credit. These loans are generally secured by a first or second mortgage on the borrower’s primary residence. Inherent in residential real estate loans’ credit risk is the risk that the primary source of repayment, the residential borrower, will be unable to service the debt. If a real estate loan is in default, we also run the risk that the value of a residential real estate loan’s secured real estate will decrease, and thereby be insufficient to satisfy the loan. To mitigate these risks, we will evaluate each borrower on an individual basis and attempt to determine their credit profile. The Bank has obtained private mortgage insurance on second mortgage loans that exceeded supervisory guidelines at the inception of the loan. At December 31, 2015, the principal balance of residential home equity lines of credit totaled $14,525,638, or 18% of our loan portfolio.

•	Commercial Real Estate Loans. At December 31, 2015, our individual commercial real estate loans ranged in size from $0 to $1,184,741, with an average loan size of approximately $232,425. Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. Inherent in commercial real estate loans’ credit risk is the risk that the primary source of repayment, the operating commercial real estate company, will be insufficient to service the debt. If a real estate loan is in default, we also run the risk that the value of a commercial real estate loan’s secured real estate will decrease and thereby be unable to satisfy the loan. To mitigate these risks, we evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio is established by independent appraisals. We typically review the personal financial statements of the principal owners and require their personal guarantees. These reviews often reveal secondary sources of payment and liquidity to support a loan request. At December 31, 2015, commercial real estate loans (other than construction loans) totaled $32,539,464, or 40% of our loan portfolio.

•	Real Estate – Construction, Land Development & Other Land. We offer adjustable and fixed rate land acquisition loans to consumers and commercial borrowers who wish to obtain land for their own use. We also offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment usually depends on the ultimate completion of the project within cost estimates and on the sale of the property. Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible. At December 31, 2015, total construction, land development, and other land loans amounted to $10,538,852, or 13% of our loan portfolio.

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

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) and SBA’s 504 programs. These loans are typically partially guaranteed by the government which may help to reduce the Bank’s risk. Government guarantees of SBA loans will not exceed 90% of the loan value, and will generally be less. At December 31, 2015, commercial loans amounted to $10,503,730, or 13% of our loan portfolio.

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

Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because the value of the secured property may depreciate rapidly, they are often dependent on the borrower’s employment status as the sole source of repayment, and some of them are unsecured. To mitigate these risks, we analyze selective underwriting criteria for each prospective borrower, which may include the borrower’s employment history, income history, credit bureau reports, and debt to income ratios. If the consumer loan is secured by property, such as an automobile loan, we also attempt to offset the risk of rapid depreciation of the collateral with a shorter loan amortization period. Despite these efforts to mitigate our risks, consumer loans have a higher rate of default than real estate loans. For this reason, we also attempt to reduce our loss exposure to these types of loans by limiting their sizes relative to other types of loans. Consumer loans which are not secured by real estate amounted to $1,381,065 or 2% of our loan portfolio.

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

Employees

As of December 31, 2015, we had 20 full-time employees and four part-time employees. We believe that our relations with our employees are good.

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

Recent Legislative and Regulatory Developments

Although the financial crisis has now passed, two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, President Obama signed into law The Dodd-Frank Act. The Dodd-Frank Act specifically impacts financial institutions in numerous ways, including:

  The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk,
  Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies,
  Granting new authority to the FDIC as liquidator and receiver,
  Changing the manner in which deposit insurance assessments are made,
  Requiring regulators to modify capital standards,
  Establishing the Consumer Financial Protection Bureau (the “CFPB”),
  Capping interchange fees that banks with assets of $10 billion or more charge merchants for debit card transactions,
  Imposing more stringent requirements on mortgage lenders, and
  Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards. Regulatory capital rules released in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

  a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement), a total risk-based capital ratio of 8% (unchanged from the former requirement), and a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Bank is required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule. Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2015, the Company has evaluated our securities portfolio and has determined that we do not hold any covered funds.

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

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that an investor generally will not be viewed as having a controlling influence over a bank holding company when the investor holds, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such investor’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is generally required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDIC Improvement Act”), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

Capital Requirements. The Federal Reserve has adopted capital guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications under the Bank Holding Company Act. These guidelines apply on a consolidated basis to bank holding companies with $500 million or more in assets, or with fewer assets but certain risky activities, and on a bank-only basis to other companies. These bank holding company capital adequacy guidelines are similar to those imposed by the FDIC on the Bank. For a bank holding company with less than $500 million in total consolidated assets, such as the Company, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For additional information, see the section below entitled “Congaree State Bank— Prompt Corrective Action.”

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

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

  Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

  Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

  Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

  Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of 75 basis points over interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2015, the Bank’s ratios were sufficient for the Bank to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. The Financing Corporation quarterly assessment for the fourth quarter of 2015 equaled 2.25 basis points for each $100 of average consolidated total assets minus average tangible equity. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Protection Regulations. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank also are subject to:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

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

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

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

Incentive Compensation. In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule as of December 31, 2015.

Item 1A. Risk Factors.

The Company cannot be sure of the market value of the merger consideration that the Company’s shareholders will receive as a result of the proposed merger with Carolina Financial.

Subject to the terms and conditions of the Merger Agreement, each share of the Company’s common stock will be converted into the right to receive one of the following: (i) $8.10 in cash, (ii) 0.4806 shares of Carolina Financials’ common stock, or (iii) a combination of cash and Carolina Financial common stock, subject to the limitation that, excluding any dissenting shares, the total merger consideration shall be prorated to 40% cash consideration and 60% stock consideration. Cash will also be paid in lieu of fractional shares. The market value of the merger will vary from the closing price of Carolina Financial’s common stock on the date we announced the merger, on the date that the proxy statement/prospectus is mailed to our shareholders for the special meeting to, among other things, approve the merger, on the date of the special shareholders meeting, on the date we complete the merger and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond our control.

Any change in the market price of Carolina Financial common stock prior to completion of the merger will affect the market value of the merger consideration that the Company’s shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Carolina Financial common stock or shares of our common stock.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on the resulting institution’s ability to realize the anticipated benefits and cost savings from continuing the businesses of the Company and Carolina Financial. However, to realize these anticipated benefits and cost savings, the businesses of the Company and Carolina Financial must be successfully combined. The anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company has operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert the attention of management and resources and could result in deposit attrition or other adverse operational results. These integration matters could have an adverse effect on the Company during the pre-merger transition period and on the combined company following the merger.

The merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, various approvals or consents must be obtained from the Federal Reserve, the FDIC, the South Carolina Board of Financial Institutions and other various domestic and foreign banking, securities, antitrust, and other regulatory authorities. These government entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger is not completed, the Company will have incurred incremental expenses without realizing the expected benefits of the merger.

The Company has incurred incremental expenses in connection with the negotiation and planned completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, the Company will have to recognize these expenses without realizing the expected benefits of the merger.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of our common stock to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the Company’s shareholders and that no injunction by any court of competent jurisdiction preventing the consummation of the merger shall be in effect. If any condition to the merger is not satisfied or waived, to the extent permitted by law, the merger will not be completed. In addition, the Company and Carolina Financial may terminate the Merger Agreement under certain circumstances even if the merger is approved by the Company’s shareholders, including but not limited to if the merger has not been completed on or before June 30, 2016. If the Company and Carolina Financial do not complete the merger, the market price of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the merger will be completed. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, additional risks could materialize, which could materially and adversely affect the Company’s business, financial results, financial condition and stock price.

The market price of Carolina Financial common stock after the merger may be affected by factors different from those currently affecting the shares of the Company or Carolina Financial.

The businesses of the Company and Carolina Financial differ in important respects, including without limitation Carolina Financial’s focus on wholesale mortgage origination through its subsidiary Crescent Mortgage Company, and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent result of operations of the Company and Carolina Financial.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of $750,000 under limited circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits the Company from soliciting, initiating or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by the Company of a termination fee in the amount of $750,000 in the event that the Company terminates the Agreement for certain reasons. These provision might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2015, approximately 85% of our loans were secured by real estate mortgages. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. We have identified credit concerns with respect to certain loans in our loan portfolio which are primarily related to the economic downturn that began in the latter half of 2007. This downturn resulted in increased inventories of unsold real estate, higher vacancy rates, lower lease rates and higher foreclosure rates, which in turn caused property values for real estate collateral to decline. While economic conditions and real estate in our primary markets of South Carolina have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

Commercial real estate, commercial, and construction lending usually involves higher credit risks than that of single-family residential lending. As of December 31, 2015, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate 40%; construction, land development and other land 13%; and commercial 13%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2015, we had a total of $2,657,658 in loans that had loan-to-value ratios that exceeded regulatory supervisory guidelines. In addition, supervisory limits on commercial loan to value exceptions are set at 30% of our Bank’s capital. At December 31, 2015, we had $2,226,773 in commercial loans that exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2015, commercial business loans comprised 13% of our total loan portfolio. Our commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower and secondarily on the underlying collateral provided by the borrower and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2009. Rates remained steady for 2013 and 2014. Approximately 33.8% of our loans were variable rate loans at December 31, 2015. The interest rates on a significant segment of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we earn on our assets may not change in the same amount or at the same rates. Accordingly, increases in interest rates may reduce our net interest income. In addition, an increase in interest rates may decrease the demand for loans. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

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

New capital rules that were recently issued generally require insured depository institutions and certain holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk based capital requirements and the method for calculating risk weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The requirements in the rule began to phase in on January 1, 2015 for covered banking organizations such as the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those currently in place. Specifically, the following minimum capital requirements apply to the Bank:

  a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement), a total risk-based capital ratio of 8% (unchanged from the former requirement), and a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

A downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. If U.S. debt ceiling, budget deficit or debt concerns, domestic or international economic or political concerns, or other factors were to result in further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, it could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. government’s credit rating or any failure by the U.S. government to satisfy its debt obligations could create financial turmoil and uncertainty, which could weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset/liability management as well as through, among other things, our ability to borrow funds from the Federal Home Loan Bank and the Federal Reserve Bank. As December 31, 2015, our borrowing capacity with the Federal Home Loan Bank was $23,273,000 of which $16,523,000 is available. Both institution specific events such as deterioration in our credit ratings resulting from a weakened capital position or from lack of earnings and industry-wide events such as a collapse of credit markets may result in a reduction of available funding sources sufficient to cover the liquidity demands. If we are unable to obtain funds when needed, it could materially adversely affect our business, financial condition and results of operations.

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

On October 31, 2012, the Treasury sold its Series A Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The dividends declared on the Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices consist of approximately 4,100 square feet of space at 1201 Knox Abbot Drive, Cayce, South Carolina, which offices are owned by the Bank. We have a leased branch located at 2023 Sunset Boulevard, West Columbia, South Carolina. We believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. Although the properties owned and leased are generally considered adequate for present and anticipated needs, we have a continuing program of modernization, expansion and, when necessary, occasional replacement of facilities.

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

The following is a summary of the high and low bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

2015	High	Low
First Quarter	$4.10	$3.58
Second Quarter	6.00	4.10
Third Quarter	7.50	5.51
Fourth Quarter	8.00	5.75

2014	High	Low
First Quarter	$3.85	$3.30
Second Quarter	4.00	3.30
Third Quarter	3.78	3.60
Fourth Quarter	3.87	3.51

As of March 4, 2016, there were 1,765,939 shares of common stock outstanding held by approximately 1,661 shareholders of record.

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

As noted above, on October 31, 2012, the Treasury sold its Series A and Series B Preferred Stock of the Company through a private offering structured as a modified Dutch auction. The Company bid on a portion of the Series A Preferred Stock in the auction after receiving approval from its regulators to do so. The clearing price per share for the Series A Preferred Stock was $825.26 (compared to a stated value of $1,000 per share) and the clearing price per share for the Series B Preferred Stock was $801.00 (compared to a stated value of $1,000 per share). The Company was successful in repurchasing 1,156 shares of the 3,285 shares of Series A Preferred Stock outstanding through the auction process. The remaining 2,129 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock of the Company held by Treasury were sold to unrelated third-parties through the auction process. On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding.

The following table sets forth equity compensation plan information at December 31, 2015.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	166,444	$6.86	149,655

Equity compensation plans not approved by security holders (2)	80,000	$10.00	—
Total	246,444	$8.43	149,655

(1)	Congaree Bancshares, Inc. 2007 Stock Incentive Plan.

(2)	In connection with our formation, each of our organizers received, at no cost to them, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering, up to a maximum of 10,000 warrants. The warrants are represented by separate warrant agreements. The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016. If the South Carolina Board of Financial Institutions or the FDIC issues a capital directive or other order requiring the Bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion describes our results of operations for the years ended December 31, 2015 and 2014, analyzes our financial condition as of December 31, 2015 and identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Our net income was $350,854 and $1,357,740 for the years ended December 31, 2015 and 2014, respectively. Net income before income taxes was $556,325 for the year ended December 31, 2015, an increase of $55,010, compared to income before tax benefit of $501,315 for the year ended December 31, 2014. The reversal of the deferred tax asset valuation allowance at December 31, 2014 contributed $856,425 to our net income. The increase in net income before income taxes in 2015 resulted from an increase of $187,703 in noninterest income and an increase of $46,445 in net interest income. Noninterest expense increased from $3,754,877 for the year ended December 31, 2014 to $4,072,015 for the year ended December 31, 2015. We also recorded a provision for loan losses of $220,000 and $358,000 for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, total assets were $109,141,050 compared to $112,922,086 at December 31, 2014, a decrease of $3,781,036, or 3.34%. The decrease in assets resulted from a decrease in our securities portfolio of $6,157,657 partially offset by an increase in the loan portfolio of $2,553,840 in 2015. Interest-earning assets comprised approximately 91% of total assets at December 31, 2015 and December 31, 2014. Gross loans totaled $80,980,708 at December 31, 2015, an increase of $2,553,840, or 3.3%, from $78,426,868 at December 31, 2014. In addition, we transferred loans in the amount of $459,000 to other real estate owned during the year ended December 31, 2015, compared to $788,921 in the year ended December 31, 2014. Investment securities were $19,181,402 at December 31, 2015, a decrease of $6,157,657, or 24.3%, from $25,339,059 at December 31, 2014. There was no investment in overnight federal funds at December 31, 2015 and 2014.

Deposits totaled $90,541,366 at December 31, 2015, a $2,583,054, or 2.9%, increase from $87,958,312 at December 31, 2014. Shareholders’ equity was $13,559,606 and $13,344,948 at December 31, 2015 and December 31, 2014, respectively.

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

Like many financial institutions across the United States and in South Carolina, our operations were adversely affected by the economic downturn beginning in the latter half of 2007. At that time, we recognized that construction, acquisition, and development real estate projects were slowing, guarantors were becoming financially stressed, and increasing credit losses were surfacing. Portfolio-wide delinquencies remained at an elevated level throughout 2013 but declined throughout 2014 and 2015. The Bank’s management continues to aggressively manage the level and number of delinquent borrowers. Delinquencies were evenly distributed across portfolios and non-accruing loans were primarily concentrated in real estate loans.

As of December 31, 2015, approximately 85% of our loans had real estate as a primary or secondary component of collateral. Included in our loans secured by real estate, we have approximately $10,538,852 of construction, land development and other land loans as of December 31, 2015, most of which are on properties located within the Columbia MSA and consist primarily of loans to individuals or closely held real estate holding companies where the borrower was holding property for current and/or future personal use. Additionally, $1,778,621 of all construction, land development, and other land loans are single family residential construction loans intended for use as a primary residence.

Non-performing assets decreased slightly during the year ended December 31, 2015.  As of December 31, 2015, our non-performing assets equaled $2,597,376, or 2.38% of assets, as compared to $2,595,086, or 2.29% of assets, as of December 31, 2014.  For the year ended December 31, 2015, we recorded a provision for loan losses of $220,000 and net loan charge-offs of $147,012, or 0.18% of average loans, as compared to a $358,000 provision for loan losses and net loan charge-offs of $663,517, or 0.84% of average loans, for the year ended December 31, 2014.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2015, included herein. Management has discussed these critical accounting policies with the audit committee.

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

Net interest income was $4,228,227 for the year ended December 31, 2015, an increase of $46,445 or 1.11% over net interest income of $4,181,782 for the year ended December 31, 2014. Interest income of $4,587,619 for the year ended December 31, 2015 included $4,061,370 on loans, $494,852 on investment securities and $31,397 on federal funds sold and nonmarketable equity securities. Loan interest and related fees increased $146,278, or 3.74%, during 2015, due to an increase in the loan portfolio volume and interest rates. Total interest expense of $359,392 for the year ended December 31, 2015 included $304,866 related to deposit accounts and $54,526 on federal funds purchased and FHLB borrowings. Interest expense on deposits decreased $40,354, or 1.7%, during 2015 due to the decrease in deposit rates and increase in noninterest bearing accounts during 2015.

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

Average Balances, Income and Expenses, and Rates

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Earning assets:
Federal funds sold	$757	$2	0.26%	$209	1	0.26%	$101	$—	—
Investment securities and FHLB stock	21,502	524	2.44%	26,832	669	2.49%	26,684	664	2.48%
Loans receivable(1)	80,508	4,061	5.04%	77,669	3,915	5.04%	79,925	4,189	5.24%

Total earning assets	102,767	4,587	4.46%	104,710	4,585	4.38%	106,710	4,853	4.55%
Noninterest-earning assets	9,016			7,920			5,440

Total assets	$111,783			$112,630			$112,150

Interest-bearing liabilities:
Interest bearing transaction accounts	$9,089	17	0.19%	$6,786	12	0.18%	$5,696	10	0.18%
Savings & money market	41,821	110	0.26%	44,245	120	0.27%	45,460	161	0.36%
Time deposits	21,446	178	0.83%	25,678	213	0.83%	29,054	253	0.87%
Advances from FHLB	9,719	53	0.53%	9,002	55	0.60%	4,821	39	0.81%
Federal funds purchased and repurchase agreement	386	2	0.51%	492	3	0.51%	521	3	0.53%

Total interest-bearing liabilities	82,461	360	0.43%	86,203	403	0.47%	85,552	466	0.54%

Noninterest-bearing liabilities	16,090			14,096			14,334
Shareholders' equity	13,232			12,331			12,264

Total liabilities and shareholders' equity	$111,783			$112,630			$112,150

Net interest spread			4.03%			3.91%			4.01%

Net interest margin		$4,227	4.12%		$4,182	3.99%		$4,387	4.11%

(1) Loan fees, which are immaterial, are included in interest income. There were $763,924 in nonaccrual loans for 2015 and $1,153,991 in nonaccrual loans in 2014. Nonaccrual loans are included in the average balances, and income on nonaccrual loans is included on the cash basis for yield computation purposes.

Our consolidated net interest margin for the year ended December 31, 2015 was 4.12%, an increase of 13 basis points from the net interest margin of 3.99% for the year ended December 31, 2014. The net interest margin is calculated by dividing net interest income by year-to-date average earning assets. This decrease can be attributed to the earning asset yield on loans declining due to competition. We rely on a higher volume of money market and time deposits to fund our loan portfolio and, as they mature, these deposits are being replaced at lower interest rates. Earning assets averaged $102,767,000 for the year ended December 31, 2015, a decrease from $104,710,000 for the year ended December 31, 2014. Our net interest spread was 4.03% for the year ended December 31, 2015. The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities. In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates than local competitors have been paid initially to attract deposits.

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

	2015 Compared to 2014			2014 Compared to 2013
(dollars in thousands)	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Interest-earning assets:
Federal funds sold	$2	$1	$—	$1	$1	$—
Investment securities and FHLB stock	(145)	(130)	(15)	5	3	2
Loans	146	143	3	(274)	(131)	(143)
Total interest income	3	14	(12)	(268)	(127)	(141)
Interest-bearing liabilities:
Interest-bearing deposits	(40)	(31)	(9)	(79)	(20)	(59)
FHLB advances	(2)	4	(6)	16	27	(11)
Federal funds purchased and repurchase agreement	(1)	(1)	—	—	—	—
Total interest expense	(43)	(28)	(15)	(63)	7	(70)
Net interest income	$(40)	$14	$3	$(205)	$(134)	$(71)

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

Our provision for loan losses for the year ended December 31, 2015 was $220,000, a decrease of $138,000 or 38.5% over our provision of $358,000 for the year ended December 31, 2014. The allowance as a percentage of gross loans increased from 1.28% as of December 31, 2014 to 1.33% as of December 31, 2015 due to management’s evaluation of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs, as well as peer data, to determine our loan loss allowance.

Noninterest Income

Noninterest income for the year ended December 31, 2015 was $620,113 compared to $432,410 for the year ended December 31, 2014. This increase is primarily related to an increase in gains on sales of securities available-for-sale which totaled $114,393 for the year ended December 31, 2015, compared to $71,145 in 2014.  For the year ended December 31, 2015, mortgage loan origination fees were $73,131, an increase of $41,981, or 59%, from 2014, due to the increase in the volume of mortgage loans originated. Service charges on deposit accounts increased from $291,190 for the year ended December 31, 2014 to $376,413 for the year ended December 31, 2015.

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the year ended December 31, 2015 and 2014.

	2015	2014
Compensation and benefits	$1,873,526	$1,896,824
Occupancy and equipment	742,511	669,519
Data processing and related costs	361,984	363,269
Marketing, advertising and shareholder communications	50,691	85,970
Legal and audit	321,185	241,047
Other professional fees	31,904	10,906
Supplies and postage	44,813	57,274
Insurance	47,570	47,893
Credit related expenses	(534)	324
Regulatory fees and FDIC insurance	129,871	124,558
Net cost of operations of other real estate owned	231,385	32,316
Other	237,109	224,977
Total noninterest expense	$4,072,015	$3,754,877

Noninterest expense was $4,072,014 for the year ended December 31, 2015, compared to $3,754,877 for the year ended December 31, 2014. The most significant component of noninterest expense is compensation and benefits, which totaled $1,873,526 for the year ended December 31, 2015, compared to $1,896,824 for the year ended December 31, 2014. The slight decrease is due to reduction in staffing hours.  Occupancy and equipment expense of $742,510 in 2015 increased from $669,519 in 2014 mainly due to increase in property taxes and technology services. Legal and audit fees increased from $241,047 in 2014 to $321,185 in 2015 as a result of increased legal and audit fees relating to an employee issue and increased audit functions. Net cost of operations of other real estate expenses increased from $32,316 in 2014 to $231,385 in 2015 as a result of an increase in writedowns of real estate owned during the year. Regulatory fees and FDIC insurance increased slightly from $124,558 in 2014 to $129,871 in 2015, primarily due to an increase in the asset base used by the FDIC insurance assessments base used to calculate the fees.

Income Taxes

The Company had taxable income for the years ended December 31, 2015 and 2014.  Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that a partial valuation allowance was needed at December 31, 2015. Management’s judgment is based on estimates concerning future income earned and historical earnings for the year ended December 31, 2015. Management has concluded that sufficient positive evidence exists to overcome any and all negative evidence in order to meet the “more likely than not” standard regarding the realization of its net deferred tax assets.

Investments

At December 31, 2015, our available for sale investment securities portfolio was $15,268,221 and represented approximately 14% of our total assets. Available for sale investment securities decreased $5,905,339 from $21,173,560 at December 31, 2014. Our portfolio consisted of Small Business Administration Securities of $7,969,694, mortgage-backed securities of $3,280,589, state, county and municipal investment securities of $3,527,681, and corporate bonds of $490,257.

The amortized costs and fair values of investment securities at December 31, 2015, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due within one year	$408,249	$407,829	$—	$—
Due after one through five years	5,196,139	5,113,913	1,084,055	1,099,510
Due after five through ten years	9,827,469	9,746,479	1,693,196	1,678,841
Due after ten years	—	—	635,030	604,770
Total securities	$15,431,857	$15,268,221	$3,412,281	$3,383,121

At December 31, 2015 and 2014, we had $3,412,281 and $3,444,699, respectively, in held to maturity investment securities portfolio.

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

Investment securities with market values of approximately $11,882,419 and $10,119,786 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, as required by law.

Proceeds from sales of available-for-sale securities during 2015 and 2014 were $5,414,786 and $13,568,814, respectively. Net gains of $114,393 and $71,145 were recognized on these sales in 2015 and 2014, respectively.

We held $500,900 of non-marketable equity securities, which consisted of FHLB stock of $398,900 and Pacific Coast Bankers Bank stock of $102,000, at December 31, 2015. These investments are carried at cost, which approximates fair market value.

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

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at December 31, 2015 were $80,980,708, or 81% of interest-earning assets and 74.1% of total assets, compared to $78,426,868, or 75.5% of interest-earning assets and 69.4% of total assets, at December 31, 2014. Due to the economic environment, the Bank made selective decisions related to originating loans in 2015. Loans originated in 2015 typically had debt service coverage ratios, debt to income ratios, loan to value ratios, and credit quality indicators that meet policy minimums. Management’s selectivity resulted in an increase of loan originations in for the year ended December 31, 2015. In addition, as the Bank moved into its ninth year of operations, the Bank experienced the attrition of loans due to refinancing and/or payoffs from borrowers.

Loans secured by real estate mortgages comprised approximately 85% of loans outstanding at December 31, 2015 and 2014. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

Commercial loans and lines of credit represented approximately 13% of our loan portfolio at December 31, 2015 and 2014.

Our construction, land development, and other land loans represented approximately 13% and 10% of our loan portfolio at December 31, 2015 and 2014, respectively.

The following table summarizes the composition of our loan portfolio as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,539,464	40%	$30,280,899	39%
Construction, Land Development, & Other Land	10,538,852	13%	7,973,835	10%
Residential	11,491,959	14%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	14,525,638	18%	16,995,363	21%
Total Real Estate	69,095,913	85%	66,810,711	85%

Commercial	10,503,730	13%	10,308,132	13%
Consumer	1,381,065	2%	1,308,025	2%
Gross loans	80,980,708	100%	78,426,868	100%
Less allowance for loan losses	(1,079,782)		(1,006,794)
Total loans, net	$79,900,926		$77,420,074

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

The following table summarizes the loan maturity distribution by composition and interest rate types at December 31, 2015.

	One Year or Less	After one but within five years	After five years	Total
Commercial Real Estate	$5,931,079	$25,966,284	$642,101	$32,539,464
Construction Land Development, and Other Land	3,262,140	6,242,042	1,034,670	10,538,852
Residential Mortgage	2,694,313	7,701,525	1,096,121	11,491,959
Residential Home Equity Lines of Credit	—	32,437	14,493,201	14,525,638
Total Real Estate	11,887,532	39,942,288	17,266,093	69,095,913

Commercial	2,826,880	7,254,630	422,220	10,503,730
Consumer	229,156	807,122	344,787	1,381,065
Total Gross Loans, net of deferred loan fees	$14,943,568	$48,004,040	$18,033,100	$80,980,708

Gross Loans maturing after one year with
Fixed interest rates				$45,322,267
Floating interest rates				20,714,873
Total				$66,037,140

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statement of operations. The allowance for loan losses was $1,079,782 and $1,006,794 as of December 31, 2015 and December 31, 2014, respectively, and represented 1.33% of outstanding loans at December 31, 2015 and 1.28% of outstanding loans at December 31, 2014. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. Our determination of the allowance for loan losses is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit, and peer group comparisons. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.

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

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation, if necessary.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s potential problem loan list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $1,808,488 and $2,658,476 in impaired loans at December 31, 2015 and December 31, 2014, respectively.  At December 31, 2015, most of the impaired loans identified by management are collateral dependent loans and therefore the valuation allowance amounts on such loans were recorded as a charge-off. Our valuation allowance related to impaired loans totaled $350,792 and $232,144 at December 31, 2015 and December 31, 2014, respectively.

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

The following table presents a summary related to our allowance for loan losses for the years ended December 31, 2015 and 2014:

	2015	2014

Balance at the beginning of period	$1,006,794	$1,312,311
Charge-offs:
Commercial	108,893	46,916
Residential	24,292	11,034
Commercial Real Estate	—	332,299
Construction, Land Development and Other Land	—	—
Residential – HELOCs	94,668	290,696
Consumer	870	7,572
Total Charged-off	$228,723	$688,517

Recoveries:
Residential	—	181
Commercial Real Estate	70,000	—
Commercial	10,115	5,540
Residential - HELOCs	1,596	19,279
Total Recoveries	81,711	25,000

Net Charge-offs	147,012	663,517
Provision for Loan Loss	220,000	358,000
Balance at end of period	$1,079,782	$1,006,794

Total loans at end of period	$80,980,708	$78,426,868

Average loans outstanding	$80,334,000	$77,669,000

As a percentage of average loans:
Net loans charged-off	0.18%	0.85%
Provision for loan losses	0.27%	0.46%

Allowance for loan losses as a percentage of:
Year end loans	1.33%	1.28%
Average loans outstanding	1.34%	1.37%

Allocation of the Allowance For Loan Losses

The following table presents an allocation of the allowance for loan losses at the end of each of the past two years. The allocation is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount is available to absorb losses occurring in any category of loans.

	2015		2014
	Amount	% of loans in category	Amount	% of loans in category
Commercial	$179,176	13%	$174,737	13%
Commercial Real Estate	158,362	40%	62,460	39%
Construction, Land Development and Other Land	68,355	13%	13,157	10%
Consumer	301,590	2%	42,299	2%
Residential Mortgage	83,014	14%	64,651	15%
Residential HELOCs	183,909	18%	476,045	21%

Unallocated	105,376	N/A	173,445	N/A
Total	$1,079,782	100%	$1,006,794	100%

Non-Performing Assets

The following table summarizes non-performing assets and the income that would have been reported on non-accrual loans as of December 31, 2014 and 2013:

	December 31,
	2015	2014

Other real estate owned	$1,710,235	$1,441,095
Non-accrual loans	763,924	1,153,991
Accruing loans 90 days or more past due	—	—

Total non-performing assets	$2,474,159	$2,595,086

As a percentage of gross loans:	3.05%	3.31%

The Bank had net charge-offs on loans in the amount of $147,012 for the year ended December 31, 2015, compared to $663,517 charged off in 2014. At December 31, 2015, there were six loans in non-accrual status totaling $763,924 compared to six loans in nonaccrual status that totaled $1,153,991 at December 31, 2014. There were no loans contractually past due 90 days or more still accruing interest at December 31, 2015 and December 31, 2014. There were five loans restructured or otherwise impaired totaling $553,359 not already included in nonaccrual status at December 31, 2015. At December 31, 2015 and 2014, impaired loans totaled $1,808,488 and $2,658,476, respectively. Management believes that the allowance has been appropriately funded for additional losses on existing loans, based on currently available information. The Company will continue to monitor nonperforming assets closely and make changes to the allowance for loan losses when necessary.

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2015 and 2014, we received approximately $3,567 and $23,883 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $65,308 and $56,591, respectively.

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

Potential Problem Loans

Potential problem loans consist of loans that are generally performing in accordance with contractual terms but for which we have concerns about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties. Management monitors these loans closely and reviews performance on a regular basis. As of December 31, 2015 and 2014, potential problem loans that were not already categorized as nonaccrual totaled $1,809,032 and $2,015,148, respectively. These loans are considered in determining management’s assessment of the adequacy of the allowance for loan losses.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of the years ended December 31, 2015 and 2014 were $90,541,366 and $87,958,312, respectively. In trying to attract local deposits and increase our core deposits, we did not renew some wholesale deposits and instead focused on customer relationships with the Bank. The following table shows the average balance outstanding and the average rates paid on deposits during 2015 and 2014.

	2015		2014
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$15,887,626	—%	$13,832,579	— %
Interest-bearing checking	9,089,437	0.19	6,786,089	0.18
Money market	39,776,584	0.27	42,915,814	0.27
Savings	2,044,757	0.17	1,329,634	0.18
Time deposits less than $100,000	8,670,132	0.76	11,617,528	0.76
Time deposits $100,000 and over	12,775,854	0.88	14,060,312	0.88
Total	$88,244,390	0.42%	$90,541,956	0.45%

Core deposits, which exclude time deposits of $100,000 or more and wholesale certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $76,317,616 at December 31, 2015, compared to $75,759,021 at December 31, 2014. Our loan-to-deposit ratio was 89.4% and 89.2% at December 31, 2015 and 2014, respectively. Due to the current interest rate environment in our market, we did not renew any internet certificates of deposit as a funding source when we were able to procure funds in the local market. We did not have any brokered certificates of deposit purchased at December 31, 2015 and December 31, 2014.

The maturity distribution of our time deposits of $250,000 or more time deposits at December 31, 2015 was as follows:

Three months or less	$2,697,670
Over three through six months	1,829,879
Over six through twelve months	7,641,146
Over twelve months	2,689 ,520
Total	$14,858,215

Borrowings and lines of credit

At December 31, 2015, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $5,800,000 in unsecured federal funds on a one to 14 day basis and $6,750,000 in unused federal funds on a one to 20 day basis, and $2,500,000 in unused federal funds on a one to 30 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At December 31, 2015 and 2014, we had no borrowings outstanding on these lines.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2015 and December 31, 2014, we had $5,000,000 and $11,500,000 outstanding, respectively. During 2015 and 2014, the Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $16,523,000 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate.

Amount	Grant Date	Maturity Date	Interest Rate

$2,500,000	9/24/2015	2/24/2016	0.39%
$2,500,000	9/24/2013	9/23/2016	0.95%

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

Capital Resources

Total shareholders’ equity was $13,559,606 at December 31, 2015, an increase of $214,658 from $13,344,948 at December 31, 2014. The increase is primarily due to net income of $350,854, partially offset by a $22,865 change in unrealized income on investment securities available for sale during 2015 and dividends paid on preferred stock of $140,761.

The Basel III capital rules, which were released in July 2013, implement new capital standards and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019. Under the rule, the following minimum capital requirements apply to the Bank:

  a new common equity Tier 1 risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement), a total risk-based capital ratio of 8% (unchanged from the former requirement), and a leverage ratio of 4% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, will retain the pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, the Bank is required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

Under the regulations adopted by the federal regulatory authorities, the Bank will be categorized as:

  Well capitalized if the institution (i) has total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  Adequately capitalized if the institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

  Undercapitalized if the institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

  Significantly undercapitalized if the institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

  Critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

In addition, the Bank may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. The Bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the Bank’s overall financial condition or prospects for other purposes.

The following table sets forth the Bank’s capital ratios at December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Bank was considered “well capitalized”.

	2015		2014

Total risk-based capital	$13,162	15.75%	$12,697	15.87%
Tier 1 risk-based capital	12,108	14.49%	11,697	14.62%
Leverage capital	12,108	10.97%	11,697	10.57%
CET1 capital	12,108	14.49%	—	—

Because the Company’s total assets were less than $500 million at December 31, 2015, the Company is not subject to the new capital requirements established the Basel III capital rules. In addition, pursuant to the Federal Reserve’s Small Bank Holding Company Policy, which was amended in 2014, the Federal Reserve exempts certain bank holding and savings and loan holding companies from the capital requirements discussed above. The exemption applies only to bank holding companies with less than $1 billion (formerly $500 million) in consolidated assets that: (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company qualifies for this exemption and, thus, is required to meet applicable capital standards on a bank-only basis. However, bank holding companies with assets of less than $1 billion are subject to various restrictions on debt including requirements that debt is retired within 25 years of being incurred, that the debt to equity ratio is .30 to 1 within 12 years of the incurrence of debt and that dividends generally cannot be paid if the debt to equity ratio exceeds 1 to 1.

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2015 and 2014.

	2015	2014
Return on average assets	0.31%	0.94%

Return on average equity	2.65%	8.61%
Equity to assets ratio	11.80%	11.58%

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

Off-Balance Sheet Arrangements

Through the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our clients at predetermined interest rates for a specified period of time. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. At December 31, 2015, we had issued commitments to extend credit of approximately $15,181,000 through various types of lending arrangements. There were two standby letters of credit included in the commitments for $40,000. Fixed rate commitments were $1,993,000 and variable rate commitments were $13,188,000.

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

At December 31, 2015, our liquid assets, consisting of cash and due from banks, amounted to $2,993,284, or approximately 2.74% of total assets. Our investment securities available for sale at December 31, 2015 amounted to $15,268,221, or approximately 13.9% of total assets. Unpledged investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner. At December 31, 2015, $11,901,935 of our investment securities were pledged to secure public entity deposits.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $15,050,000. Availability on these lines of credit was $15,050,000 at December 31, 2015. We are a member of the FHLB, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At December 31, 2015, we had borrowed $5,000,000 from FHLB.

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

The following table sets forth information regarding our rate sensitivity, as of December 31, 2015 at each of the time intervals. The information in the table may not be indicative of our rate sensitivity position at other points in time. In addition, the repricing distribution indicated in the table differs from the contractual maturities of certain interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After Three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:(in thousands)
Investment securities	$2,142	$1,013	$7,484	$8,738	$19,377
Loans	31,331	10,633	37,226	1,791	80,981
Total interest-earning assets	33,473	$11,646	$44,710	$10,529	$100,358

Interest-bearing liabilities:(in thousands)

Interest-bearing checking	$9,447	$—	$—	$—	$9,447
Money market and savings	41,986	—	—	—	41,986
Time deposits	3,552	12,875	6,129	15	22,571

Fed Funds Purchased	—	—	—

FHLB Advances	2,500	2,500	—	—	5,000
Total interest-bearing Liabilities	$57,485	$15,375	$6,129	$15	$79,004

Period gap (in thousands)	$(24,012)	$(3,729)	$38,581	$10,514	$21,354
Cumulative gap (in thousands)	$(24,012)	$(27,741)	$10,840	$21,354

Ratio of cumulative gap to total interest-earning assets	(22.0)%	(25.42)%	9.93%	19.57%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements

and

Report of Independent Registered Public Accounting Firm

For the Years Ended December 31, 2015 and 2014

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Congaree Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Congaree Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Congaree Bancshares, Inc. and Subsidiary, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Columbia, South Carolina

March 25, 2016

CONGAREE  BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets:
Cash and cash equivalents:
Cash and due from banks	$2,993,284	$3,034,889
Total cash and cash equivalents	2,993,284	3,034,889
Securities available-for-sale	15,268,221	21,173,560
Securities held-to-maturity (fair value of $3,383,121 and $3,472,710 at December 31, 2015 and 2014, respectively)	3,412,281	3,444,699
Nonmarketable equity securities	500,900	720,800
Loans receivable	80,980,708	78,426,868
Less allowance for loan losses	1,079,782	1,006,794
Loans receivable, net	79,900,926	77,420,074
Premises, furniture and equipment, net	2,783,775	2,959,222
Accrued interest receivable	367,412	363,444
Other real estate owned	1,710,235	1,441,095
Deferred tax asset	1,985,168	2,156,902
Other assets	218,848	207,401
Total assets	$109,141,050	$112,922,086
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,536,465	$14,555,810
Interest-bearing transaction accounts	9,447,087	8,005,384
Savings and money market	41,986,056	43,484,515
Time deposits $100,000 and over	14,223,750	12,199,291
Other time deposits	8,348,008	9,713,312
Total deposits	90,541,366	87,958,312
Federal Home Loan Bank advances	5,000,000	11,500,000
Accrued interest payable	14,273	13,766
Other liabilities	25,805	105,060
Total liabilities	95,581,444	99,577,138
Commitments and contingencies (Notes 13, 14 and 19)
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock; 1,400 shares issued and outstanding	1,400,000	1,400,000
Series B cumulative perpetual preferred stock; 164 shares issued and outstanding	164,000	164,000
Common stock, $.01 par value, 10,000,000 shares authorized; 1,765,939 and 1,764,439 shares issued and outstanding at December 31, 2015 and 2014, respectively	17,659	17,644
Capital surplus	17,721,059	17,693,644
Accumulated deficit	(5,640,184)	(5,850,277)
Accumulated other comprehensive loss	(102,928)	(80,063)
Total shareholders’ equity	13,559,606	13,344,948
Total liabilities and shareholders’ equity	$109,141,050	$112,922,086

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

	For the years ended December 31,
	2015	2014
Interest income:
Loans, including fees	$4,061,370	$3,915,092
Investment securities, taxable	494,852	644,834
Federal funds sold and other	31,397	24,542
Total	4,587,619	4,584,468
Interest expense:
Time deposits $100,000 and over	116,481	124,042
Other deposits	188,385	221,178
Other borrowings	54,526	57,466
Total	359,392	402,686
Net interest income	4,228,227	4,181,782
Provision for loan losses	220,000	358,000
Net interest income after provision for loan losses	4,008,227	3,823,782
Noninterest income:
Service charges on deposit accounts	376,413	291,190
Residential mortgage origination fees	73,131	31,150
Gain on sales of securities available-for-sale	114,393	71,145
Other	56,176	38,925
Total noninterest income	620,113	432,410
Noninterest expenses:
Salaries and employee benefits	1,873,526	1,896,824
Net occupancy	327,900	311,524
Furniture and equipment	414,610	357,995
Professional fees	353,090	251,953
Data processing and other costs	361,984	363,269
Regulatory fees and FDIC assessment	129,871	124,558
Net cost of operation of other real estate owned	231,385	32,316
Other operating	379,649	416,438
Total noninterest expense	4,072,015	3,754,877
Income before income taxes	556,325	501,315
Income tax expense (benefit)	205,471	(856,425)
Net income	350,854	1,357,740
Net accretion of preferred stock to redemption value	—	9,501
Preferred dividends	140,761	149,046
Net income available to common shareholders	$210,093	$1,199,193
Income per common share
Basic and diluted income per common share	$0.12	$0.68
Average common shares outstanding	1,765,189	1,764,439

 See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2015	2014
Net Income	$350,854	$1,357,740
Other comprehensive income (loss):
Unrealized holding gains on securities available for sale, net of taxes of $25,462 at December 31, 2015 and $250,902 at December 31, 2014	52,634	498,273
Reclassification adjustment for gains included in net income, net of taxes of $38,894 at December 31, 2015 and $24,189 at December 31, 2014	(75,499)	(46,956)
Other comprehensive income (loss)	(22,865)	451,317
Comprehensive Income	$327,989	$1,809,057

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2015 and 2014

							Accumulated
							Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total
Balance, December 31, 2013	2,293	2,283,499	1,764,439	17,644	17,688,324	(7,049,470)	(531,380)	12,408,617
Net Income						1,357,740		1,357,740
Other comprehensive loss							451,317	451,317
Stock option compensation expense					5,320			5,320
Repurchase of preferred stock	(729)	(729,000)						(729,000)
Accretion of Series A discount on preferred stock		11,853				(11,853)		—
Amortization of Series B premium on preferred stock		(2,352)				2,352		—
Dividends on preferred stock						(149,046)		(149,046)

Balance, December 31, 2014	1,564	1,564,000	1,764,439	17,644	17,693,644	(5,850,277)	(80,063)	13,344,948

Net Income						350,854		350,854
Other comprehensive income							(22,865)	(22,865)
Stock option compensation expense					21,850			21,850
Issuance of common stock			1,500	15	5,565			5,580
Dividends on preferred stock						(140,761)		(140,761)
Balance, December 31, 2015	1,564	$1,564,000	1,765,939	$17,659	$17,721,059	$(5,640,184)	$(102,928)	$13,559,606

 See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$350,854	$1,357,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220,000	358,000
Deferred income tax benefit	185,166	(904,026)
Stock based compensation expense	21,850	5,320
Depreciation and amortization expense	191,276	171,940
Discount accretion and premium amortization	127,391	119,184
(Increase) decrease in accrued interest receivable	(3,968)	35,054
Increase (decrease) in accrued interest payable	507	(361)
Gain on sale of securities available-for-sale	(114,393)	(71,145)
Write downs on other real estate owned	111,000	—
Loss (gain) on sale of other real estate owned	12,413	(15,455)
Increase in other assets	(11,447)	(14,710)
Decrease in other liabilities	(79,255)	(112,532)
Net cash provided by operating activities	1,011,394	929,009
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,651,606)	(11,216,204)
Proceeds from maturities, calls, and paydowns of securities available-for-sale	3,125,282	780,335
Proceeds from sales of securities available-for-sale	5,414,786	13,568,814
Purchase of nonmarketable equity securities	—	(382,500)
Proceeds from sales of nonmarketable equity securities	219,900	214,900
Net increase in loans receivable	(3,159,852)	(1,916,845)
Purchase of premises, furniture and equipment	(15,829)	(170,579)
Proceeds from sales of other real estate owned	66,447	907,515
Net cash provided by investing activities	2,999,128	1,785,436
Cash flows from financing activities:
Increase in noninterest-bearing deposits	1,980,655	1,630,396
Increase (decrease) in interest-bearing deposits	602,399	(4,802,541)
(Decrease) increase in federal funds purchased	—	(1,768,000)
(Decrease) increase in borrowings from FHLB	(6,500,000)	4,500,000
Proceeds from issuance of common stock	5,580	—
Repurchase of preferred stock	—	(729,000)
Dividends paid on preferred stock	(140,761)	(149,046)
Net cash used by financing activities	(4,052,127)	(1,318,191)
Net increase (decrease) in cash and cash equivalents	(41,605)	1,396,254

Cash and cash equivalents, beginning of year	3,034,889	1,638,635

Cash and cash equivalents, end of year	$2,993,284	$3,034,889

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$359,392	$403,047
Transfer of loans to other real estate	$459,000	$788,921
Cash paid for taxes	$15,000	$17,884

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

Merger – On January 5, 2016, Carolina Financial Corporation (“Carolina Financial”) and Congaree Bancshares, Inc. entered into an Agreement and Plan of Merger (the “merger agreement”), that provides for the acquisition of Congaree Bancshares, Inc. Under the terms of the merger agreement, Congaree will merge with and into CBAC, Inc., a South Carolina corporation and wholly owned subsidiary of Carolina Financial formed for the purpose of facilitating the merger, with Congaree Bancshares, Inc. being the surviving corporation (the “merger”). As soon as reasonably practicable thereafter, Congaree Bancshares, Inc. will merge up and into Carolina Financial, with Carolina Financial as the surviving entity. Simultaneously with the merger or immediately thereafter, Congaree State Bank will merge with and into CresCom Bank, and CresCom Bank will be the surviving bank (the “bank merger”). Both Carolina Financial and CresCom Bank will continue their existence under Delaware and South Carolina law, respectively, while Congaree Bancshares, Inc. and Congaree State Bank will cease to exist. Each share of Congaree Bancshares, Inc. common stock can be exchanged for either: (i) $8.10 in cash; (ii) 0.4806 shares of Carolina Financial common stock; or (iii) a combination of cash and shares of Carolina Financial common stock.

The merger is expected to be completed before the end of the second quarter of 2016; however, the merger requires approval of the Congaree Bancshares, Inc. shareholders at the special shareholder’s meeting and the necessary regulatory approvals.

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

Investment Securities - Securities are classified in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the securities until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2015 and 2014, the Bank had no trading securities.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the cost of the Company’s investment in the stock of the Federal Home Loan Bank and Pacific Coast Bankers Bank. These stocks have no quoted market value and no ready market exists. The Company’s investment in Federal Home Loan Bank stock at December 31, 2015 and 2014 was $398,900 and $618,800, respectively. The Company’s investment in Pacific Coast Bankers Bank stock at December 31, 2015 and 2014 was $102,000.

Loans Receivable - Loans are stated at their unpaid principal balance less any charge-offs. Interest income is computed using the simple interest method and is recorded in the period earned.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising expenses totaled $20,380 and $39,774 for the year ended December 31, 2015 and 2014, respectively.

Income Per Share - Basic income per common share for 2015 and 2014 represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per common share is adjusted to reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The only potential common share equivalents are those related to stock options and warrants. Stock options and warrants which are anti-dilutive are excluded from the calculation of diluted net income per common share. The Company deemed the options and warrants not dilutive for the years ended December 31, 2015 and 2014 due to the exercise price of all vested options and warrants exceeding the average market price of the Company’s stock during the period.

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

Interest paid on deposits and other borrowings totaled $359,392 and $403,047 for the years ended December 31, 2015 and 2014, respectively. Changes in the valuation account for securities available-for-sale, including deferred tax effects, are considered non-cash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements. In addition, transfers of loans to other real estate owned and changes in dividends payable are also considered non-cash transactions. The Bank transferred loans in the amount of $459,000 and $788,921 to other real estate owned during the years ended December 31, 2015 and 2014, respectively. The Bank did not transfer any investment securities between categories during the year ended December 31, 2015.

There were income tax payments during the years ended December 31, 2015 and 2014 in the amount of $20,285 and $17,884, respectively.

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

In February 2016, the FASB issued new guidance to change accounting for leases and that will generally require most leases to be recognized on the balance sheet.  The new lease standard only contains targeted changes to accounting by lessors, however, lessees will be required to recognize most leases in their balance sheets as lease liabilities for lease payments and right-of-use assets representing the lessee’s rights to use the underlying assets for the lease terms for lease arrangements longer than 12 months.  Under this approach, a lessee will account for most existing capital/finance leases as Type A leases and most existing operating leases as Type B leases.  Type A and Type B leases have unique accounting and disclosure requirements. Existing sale-leaseback guidance, including guidance for real estate, will be replaced with a new model applicable to both lessees and lessors.  The new guidance will be effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2018. Early adoption is permitted for all companies and organizations.  Management is currently analyzing the impact of the adoption of this guidance on the Company’s consolidated financial statements, including assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.

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

NOTE 2 - CASH AND DUE FROM BANKS

The Company is required to maintain cash balances with its correspondent banks to cover all cash letter transactions. At December 31, 2015 and 2014, the requirement was met by the cash balance in the vault.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2015
Corporate bonds	$500,000	$—	$9,743	$490,257
Small Business Administration Securities	8,030,630	21,852	82,788	7,969,694
Mortgage-backed securities	3,370,245	17	89,673	3,280,589
State, county and municipal	3,530,982	11,945	15,246	3,527,681
	$15,431,857	$33,814	$197,450	$15,268,221

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2014
Government sponsored enterprises	$6,613,080	$6,300	$22,844	$6,596,536
Corporate bonds	800,706	—	2,229	798,477
Small Business Administration Securities	8,787,157	15,390	101,970	8,700,577
Mortgage-backed securities	1,948,070	7,420	6,557	1,948,933
State, county and municipal	3,151,886	—	22,849	3,129,037
	$21,300,899	$29,110	$156,449	$21,173,560

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2015
State, county and municipal	$3,412,281	$15,455	$44,615	$3,383,121

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2014
State, county and municipal	$3,444,699	$31,830	$3,819	$3,472,710

Proceeds from sales of available-for-sale securities during 2015 and 2014 were $5,414,786 and $13,568,814, respectively. Gross gains of $114,393 were recognized on those sales in 2015, and gross gains of $102,039 and gross losses of $30,894 were recognized on those sales in 2014. There were no sales of held to maturity securities.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES - continued

The amortized costs and fair values of investment securities at December 31, 2015, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$408,249	$407,829	$—	$—
Due after one through five years	5,196,139	5,113,913	1,084,055	1,099,510
Due after five through ten years	9,827,469	9,746,479	1,693,196	1,678,841
Due after ten years	—	—	635,030	604,770

Total securities	$15,431,857	$15,268,221	$3,412,281	$3,383,121

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$490,257	$9,743	$—	$—	$490,257	$9,743
Mortgage-backed securities	2,425,228	75,480	853,073	14,193	3,278,301	89,673
Small Business Administration Securities	2,881,805	21,964	1,152,509	60,824	4,034,314	82,788
State, county and municipals	2,114,908	15,246	—	—	2,114,908	15,246
	$7,912,198	$122,433	$2,005,582	$75,017	$9,917,780	$197,450

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipal	$2,283,612	$44,615	$—	$—	$2,283,612	$44,615

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

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipal	$518,456	$3,819	$—	$—	$518,456	$3,819

Securities classified as available-for-sale are recorded at fair market value. At December 31, 2015, there were two securities in a continuous unrealized loss position for more than twelve months. The Company has the ability and intent to hold these securities until such time that the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not the credit quality of the issuer; therefore, these losses are not considered other than temporary. At December 31, 2014, there were nine securities in a continuous unrealized loss position for more than twelve months.

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

Investment securities with market values of approximately $11,882,419 and $10,119,786 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, as required by law.

NOTE 4 - LOANS RECEIVABLE

Major classifications of loans receivable at December 31 are summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,539,464	40%	$30,280,899	39%
Construction, Land Development, & Other Land	10,538,852	13%	7,973,835	10%
Residential	11,491,959	14%	11,560,614	15%
Residential Home Equity Lines of Credit (HELOCs)	14,525,638	18%	16,995,363	21%
Total Real Estate	69,095,913	85%	66,810,711	85%

Commercial	10,503,730	13%	10,308,132	13%
Consumer	1,381,065	2%	1,308,025	2%
Gross loans	80,980,708	100%	78,426,868	100%
Less allowance for loan losses	(1,079,782)		(1,006,794)
Total loans, net	$79,900,926		$77,420,074

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

The following is an analysis of our loan portfolio by credit quality indicators at:

December 31, 2015	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$10,387,605	$32,036,422	$10,435,885	$1,067,368	$9,771,852	$13,206,587	$76,905,719
Special Mention	50,683	272,162	—	35,497	547,506	596,183	1,502,031
Substandard or Worse	65,442	230,880	102,967	278,200	1,172,601	722,868	2,572,958
Total	$10,503,730	$32,539,464	$10,538,852	$1,381,065	$11,491,959	$14,525,638	$80,980,708

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$9,410,911	$28,455,409	$7,637,360	$1,202,892	$10,162,188	$15,305,931	$72,174,691
Special Mention	712,318	1,133,160	336,475	67,312	252,524	581,249	3,083,038
Substandard or Worse	184,903	692,330	—	37,821	1,145,902	1,108,183	3,169,139
Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$78,426,868

 The following is an aging analysis of our loan portfolio at:

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$16,552	$—	$—	$16,552	$10,487,178	$10,503,730	$—
Commercial Real Estate	—	—	—	—	32,539,464	32,539,464	—
Construction, Land Development, & Other Land	51,518	99,389	102,967	253,874	10,284,978	10,538,852	—
Consumer	—	—	—	—	1,381,065	1,381,065	—
Residential	194,003	—	342,000	536,003	10,955,956	11,491,959	—
Residential HELOCs	—	—	283,736	283,736	14,241,902	14,525,638	—
Total	$262,073	$99,389	$728,703	$1,090,165	$79,890,543	$80,980,708	$—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$644,594	$113,434	$—	$758,028	$9,550,104	$10,308,132	$—
Commercial Real Estate	481,604	—	459,000	940,604	29,340,295	30,280,899	—
Construction, Land Development, & Other Land	—	—	—	—	7,973,835	7,973,835	—
Consumer	2,385	—	—	2,385	1,305,640	1,308,025	—
Residential	225,847	—	—	225,847	11,334,767	11,560,614	—
Residential HELOCs	—	157,747	162,236	319,983	16,675,380	16,995,363	—
Total	$1,354,430	$271,181	$621,236	$2,246,847	$76,180,021	$78,426,868	$—

The following is an analysis of loans receivable on nonaccrual status as of December 31:

	2015	2014
Commercial	$35,221	$152,255
Commercial Real Estate	—	459,000
Construction, Land Development, & Other Land	102,967	—
Consumer	—	—
Residential	342,000	380,500
Residential HELOCs	283,736	162,236
Total	$763,924	$1,153,991

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the years ended December 31, 2015 and 2014, we received approximately $3,567 and $23,883 respectively, in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $65,308 and $56,591, respectively.

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the years ended:

December 31, 2015	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794
Charge Offs	(108,893)	—	—	(870)	(24,292)	(94,668)		(228,723)
Recoveries	10,115	70,000	—	—	—	1,596	—	81,711
Provision	103,217	25,902	55,198	260,161	42,655	(199,064)	(68,069)	220,000
Ending Balance	$179,176	$158,362	$68,355	$301,590	$83,014	$183,909	$105,376	$1,079,782

Ending Balances:
Individually evaluated for impairment	$41,528	$—	$—	$283,843	$25,421	$—	$—	$350,792
Collectively evaluated for impairment	$137,648	$158,362	$68,355	$17,747	$57,593	$183,909	$105,376	$728,990

Loans Receivable:
Ending Balance - Total	$10,503,730	$32,539,464	$10,538,852	$1,381,065	$11,491,959	$14,525,638	$—	$80,980,708

Ending Balances:
Individually evaluated for impairment	$65,442	$315,768	$102,967	$313,697	$726,878	$283,736	$—	$1,808,488
Collectively evaluated for impairment	$10,438,288	$32,223,696	$10,435,885	$1,067,368	$10,765,081	$14,241,902	$—	$79,172,220

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

December 31, 2014	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$234,069	$104,705	$80,213	$39,792	$228,771	$624,739	$22	$1,312,311
Charge Offs	(46,916)	(332,299)	—	(7,572)	(11,034)	(290,696)		(688,517)
Recoveries	5,540	—	—	—	181	19,279	—	25,000
Provision	(17,956)	290,054	(67,056)	10,079	(153,267)	122,723	173,423	358,000
Ending Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794

Ending Balances:
Individually evaluated for impairment	$40,706	$—	$—	$24,234	$1,669	$165,535	$—	$232,144
Collectively evaluated for impairment	$134,031	$62,460	$13,157	$18,065	$62,982	$310,510	$173,445	$774,650

Loans Receivable:
Ending Balance - Total	$10,308,132	$30,280,899	$7,973,835	$1,308,025	$11,560,614	$16,995,363	$—	$78,426,868

Ending Balances:
Individually evaluated for impairment	$184,903	$784,527	$—	$98,258	$1,150,335	$440,453	$—	$2,658,476
Collectively evaluated for impairment	$10,123,229	$29,496,372	$7,973,835	$1,209,767	$10,410,279	$16,554,910	$—	$75,768,392

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under generally accepted accounting principles indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $54,808 and $108,335 in interest income on loans that were impaired during the years ended December 31, 2015, and 2014, respectively.

At December 31, 2015, the Company had 12 impaired loans totaling $1,808,488 or 2.2% of gross loans. At December 31, 2014, the Company had 13 impaired loans totaling $2,658,476 or 3.4% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at December 31, 2015 or 2014. There were five loans restructured or otherwise impaired totaling $553,359 not already included in nonaccrual status at December 31, 2015. There were six loans restructured or otherwise impaired totaling $1,176,190 not already included in nonaccrual status at December 31, 2014.

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at:

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	315,768	315,768	—	—	21,134
Construction, Land Development, & Other Land	102,967	102,967	—	102,078	2,322
Consumer	—	—	—	—	—
Residential	428,375	452,954	—	320,679	3,218
Residential HELOC	283,736	283,736	—	312,472	1,245

With an allowance recorded
Commercial	$65,442	$65,442	$41,528	$68,886	$2,132
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	313,697	313,697	283,843	315,089	7,369
Residential	298,503	305,475	25,421	304,688	17,388
Residential HELOC	—	—	—	—	—

Total
Commercial	$65,442	$65,442	$41,528	$68,886	$2,132
Commercial Real Estate	315,768	315,768	—	—	21,134
Construction, Land Development, & Other Land	102,967	102,967	—	102,078	2,322
Consumer	313,697	313,697	283,843	315,089	7,369
Residential	726,878	758,429	25,421	625,367	20,606
Residential HELOC	283,736	283,736	—	312,472	1,245
	$1,808,488	$1,840,039	$350,792	$1,423,892	$54,808

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 4 - LOANS RECEIVABLE - continued

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	936,667	936,667	—	1,028,010	39,938
Residential HELOC	162,236	162,236	—	204,071	564

With an allowance recorded
Commercial	$184,903	$184,903	$40,706	$192,328	$9,500
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	213,668	220,256	1,669	220,987	12,792
Residential HELOC	278,217	278,217	165,535	278,255	6,260

Total
Commercial	$184,903	$184,903	$40,706	$192,328	$9,500
Commercial Real Estate	784,527	902,746	—	1,222,163	36,050
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	98,258	227,570	24,234	100,914	3,231
Residential	1,150,335	1,156,923	1,669	1,248,997	52,730
Residential HELOC	440,453	440,453	165,535	482,326	6,824
	$2,658,476	$2,912,595	$232,144	$3,246,728	$108,335

Troubled Debt Restructurings

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At December 31, 2015 and December 31, 2014, we had 6 loans totaling $656,841 and 8 loans totaling $1,338,450, respectively, which we considered to be TDRs. We did not modified any loans that were considered to be TDRs for the twelve months ended December 31, 2015 and 2014 respectively.

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

There were no loans restructured within the previous twelve months that defaulted during the year ended December 31, 2015 or 2014. The Bank considers any loans that are 30 days or more days past due to be in default.

NOTE 5 - PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment consisted of the following:

	December 31,
	2015	2014
Land	$1,013,000	$1,013,000
Building and improvements	1,770,753	1,770,753
Furniture and equipment	1,451,671	1,435,842
Automobiles	18,073	98,496

Total	4,253,497	4,318,091

Less accumulated depreciation	1,469,722	1,358,869

Premises, furniture and equipment, net	$2,783,775	$2,959,222

Depreciation expense was $191,276 and $171,940 for the years ended 2015 and 2014, respectively.

NOTE 6 - OTHER REAL ESTATE OWNED

Transactions in other real estate owned for the years ended December 31, 2015 and 2014 are summarized below:

	2015	2014
Balance, beginning of year	$1,441,095	$1,544,234
Additions	459,000	788,921
Sales	(78,860)	(892,060)
Write downs	(111,000)	—

Balance, end of year	$1,710,235	$1,441,095

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 7 - DEPOSITS

At December 31, 2015 and 2014, the Company had time deposits exceeding the FDIC insurance limit of $5,742,720 and $1,912,378, respectively. The related interest expense for the years ended December 31, 2015 and 2014 was $13,583 and $17,643, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Maturing In:	Amount

2016	$16,427,444
2017	4,087,290
2018	840,461
2019	835,758
2020	380,805
Total	$22,571,758

The Company did not have any third party brokered deposits at December 31, 2015 and 2014.

NOTE 8 - FHLB ADVANCES

At December 31, 2015 and December 31, 2014, we had $5,000,000 and $11,500,000 advances outstanding, respectively. FHLB advances at December 31, 2015 consisted of the following:

Interest Basis	Current Rate	Maturity	Outstanding Balance
Fixed	0.39%	February 24, 2016	$2,500,000
Fixed	0.95%	September 23, 2016	$2,500,000

NOTE 9 - STOCK COMPENSATION PLAN

Under the terms of employment agreements with the Chief Business Development Officer and the Chief Financial Officer, stock options were granted to each as part of their compensation and benefits package in 2006.  Under these agreements, the Chief Business Development Officer was granted options to purchase 61,755 shares of common stock and the CFO was granted options to purchase 44,110 shares of common stock.  All options granted to the executive officers vested over five years.  The options have an exercise price of $10.00 per share and terminate ten years after the date of grant.

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

The Company recognized $21,850 of stock-based employee compensation expense associated with its stock option grants during 2015. The Company recognized the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – STOCK COMPENSATION PLAN - continued

A summary of the activity under the stock option plan for the year ended December 31, 2015 and 2014 is as follows:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	167,944	$6.41	71,819	$10.00
Granted during the year	—	—	96,125	3.72
Exercised during the year	1,500	3.72	—	—
Forfeited during the year	—	—	—	—
Outstanding, end of year	166,444	$6.43	167,944	$6.41
Options exercisable at year end	166,444	$6.43	167,944	$6.41

The weighted average contractual life of the options outstanding as of December 31, 2015 is 1.72 years. There was no aggregate intrinsic value of options outstanding or exercisable at December 31, 2015 and 2014.

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

At December 31, 2015, 80,000 shares underlying outstanding warrants were exercisable. There was no compensation expense related to warrants for the years ended December 31, 2015 and 2014. As of December 31, 2015, all the compensation cost related to stock warrants had been recognized.

NOTE 11 - INCOME TAXES

Income tax expense (benefit) is summarized as follows:

	Years ended December 31,
	2015	2014
Current expense (benefit):
Federal	$11,078	$23,699
State	9,230	23,902
Total current	20,308	47,601
Deferred income tax expense	185,163	238,923
Change in valuation allowance	—	(1,142,949)
Total income tax expense (benefit)	$205,471	$(856,425)

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES - continued

The gross amounts of deferred tax assets and deferred tax liabilities are as follows:

	Years ended December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$106,746	$81,921
Net operating loss carryforward	1,612,488	1,900,536
Organization and start-up costs	114,413	134,028
Unrealized loss on securities available for sale	60,545	47,116
Other	266,656	211,830
Total deferred tax assets	2,160,848	2,375,431
Valuation allowance	(32,446)	(32,446)
Net deferred tax assets	2,128,402	2,342,985

Deferred tax liabilities:
Accumulated depreciation	71,773	106,704
Prepaid expenses	23,195	29,634
Loan origination costs	48,266	49,745
Total deferred tax liabilities	143,234	186,083
Net deferred tax asset	$1,985,168	$2,156,902

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

The Company has a federal net operating loss of $4,655,899 and a state net operating loss of $893,395 as of December 31, 2015. These net operating losses begin to expire in the years 2027 and 2026, respectively.

A reconciliation of the income tax provision and the amount computed by applying the federal statutory rate of 34% to income before income taxes follows:

	2015	2014
Tax expense at statutory rate	$189,151	$170,447
State income, net of federal income tax benefit	8,595	29,571
Tax return adjustment to actual	—	1,408
Change in valuation allowance	—	(1,142,949)
Other	7,725	85,098
Income tax expense (benefit)	$205,471	$(856,425)

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with ASC Topic 740. Tax returns for 2012 and subsequent years are subject to examination by taxing authorities.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 - RELATED PARTY TRANSACTIONS

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender and do not involve more than the normal risk of collectibility. The following table summarizes the Bank’s related party loan activity for the year ended December 31, 2015 and 2014:

	2015	2014
Balance, January 1	$3,320,732	$2,927,654
Disbursements	420,595	773,081
Repayments	(1,506,024)	(380,003)
Balance, December 31,	$2,235,303	$3,320,732

Deposits by directors, including their affiliates and executive officers, at December 31, 2015 and 2014 were $3,143,239 and $2,030,114, respectively.

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

Minimum rental commitments as of December 31, 2015 are as follows:

2016	$180,257
2017	183,863
2018	187,540
2019	191,291
2020 and thereafter	593,835
Total	$1,336,786

The leases have various renewal options and require increased rentals under various standard percentages. Rental expenses of $176,723 and $173,258 for the years ended December 31, 2015 and 2014, respectively. Net of rental income, charged to occupancy and equipment expense in 2015 and 2014 were $117,901 and $110,691 respectively.

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

	2015	2014
Net income per common share - basic computation:
Net income available to common shareholders	$210,093	$1,199,193
Average common shares outstanding - basic	1,765,189	1,764,439
Basic and diluted income per common share	$0.12	$0.68

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 - REGULATORY CAPITAL REQUIREMENTS - continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk-weighted assets)	$13,162	15.75%	$6,686	8.00%	$8,357	10.00%
Tier 1 capital (to risk-weighted assets)	12,108	14.49%	5,014	6.00%	6,686	8.00%
Tier 1 capital (to average assets)	12,108	10.97%	4,416	4.00%	5,519	5.00%
CET1 (to risk weighted assets)	12,108	14.49%	3,761	4.50%	5,432	6.50%

December 31, 2014
Total capital (to risk-weighted assets)	$12,697	15.87%	$6,400	8.00%	$8,071	10.00%
Tier 1 capital (to risk-weighted assets)	11,697	14.62%	3,200	4.00%	4,800	6.00%
Tier 1 capital (to average assets)	11,697	10.57%	4,427	4.00%	5,533	5.00%

As of December 31, 2015 and December 31, 2014, the Bank was considered “well-capitalized” under the regulatory capital framework.

NOTE 17 - UNUSED LINES OF CREDIT

As of December 31, 2015 and 2014, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $15,050,000 and $12,550,000, respectively. These lines of credit are available on a one to twenty day basis for general corporate purposes. The Company also has a credit line to borrow funds from the FHLB. The remaining credit availability as of December 31, 2015 was $16,523,000.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. Commitments to extend credit, including unused lines of credit, amounted to $15,181,233 and $13,267,090 at December 31, 2015 and 2014, respectively.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At December 31, 2015 and 2014, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. The Company had approximately $40,000 and $48,000 in letters of credit outstanding as of December 31, 2015 and 2014 respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 - PREFERRED STOCK - continued

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of December 31, 2015, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

Fair Value Measurements
			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015
Financial Instruments – Assets:
Cash and due from banks	$2,993,284	$2,993,284	$2,993,284	$—	$—
Securities available-for-sale	15,268,221	15,268,221	—	13,924,891	1,343,330
Securities held-to-maturity	3,412,281	3,383,121	—	3,383,121	—
Nonmarketable equity securities	500,900	500,900	—	500,900	—
Loans, net	79,900,926	79,385,000	—	—	79,385,000
Accrued interest receivable	367,412	367,412	367,412	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,969,608	67,969,608	67,969,608	—	—
Time Deposits	22,571,758	22,532,000	—	22,532,000	—
Federal Home Loan Bank advances	5,000,000	5,002,000	—	5,002,000	—
Accrued interest payable	14,273	14,273	14,273	—	—
Federal funds purchased	—	—	—	—	—

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014
Financial Instruments – Assets:
Cash and due from banks	$3,034,889	$3,034,889	$3,034,889	$—	$—
Securities available-for-sale	21,173,560	21,173,560	—	19,670,647	1,502,913
Securities held-to-maturity	3,444,699	3,472,710	—	3,472,710	—
Nonmarketable equity securities	720,800	720,800	—	720,800	—
Loans, net	77,420,074	77,254,000	—	—	77,254,000
Accrued interest receivable	363,444	363,444	363,444	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	66,045,709	66,045,709	66,045,709	—	—
Time Deposits	21,912,603	21,963,707	—	21,963,707	—
Federal Home Loan Bank advances	11,500,000	11,513,800	—	11,513,800	—
Accrued interest payable	13,766	13,766	13,766	—	—
Federal funds purchased	—	—	—	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

	December 31, 2015		December 31,2014
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,181,233	$—	$13,267,090	$—
Financial standby letters of credit	40,000	—	48,000	—

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Corporate bonds	$490,257	$—	$—	$490,257
Small Business Administration Securities	7,969,694	—	7,969,694	—
Mortgage-backed securities	3,280,589	—	2,427,516	853,073
State, county and municipals	3,527,681	—	3,527,681	—
Total assets	$15,268,221	$—	$13,924,891	$1,343,330

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Government sponsored
enterprises	$6,596,536	$—	$6,596,536	$—
Corporate bonds	798,477	—	298,477	500,000
Small Business Administration Securities	8,700,577	—	8,700,577	—
Mortgage-backed securities	1,948,933	—	946,020	1,002,913
State, county and municipals	3,129,037	—	3,129,037	—
Total assets	$21,173,560	$—	$19,670,647	$1,502,913

There were no liabilities measured at fair value on a recurring basis at December 31, 2015 or 2014.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014, aggregated by level in the fair value hierarchy within which those measurements fall.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,457,696	$—	$—	$1,457,696
Other real estate owned	1,710,235	—	—	1,710,235
Total assets	$3,167,931	$—	$—	$3,167,931

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Impaired loans	$2,426,332	$—	$—	$2,426,332
Other real estate owned	1,441,095	—	—	1,441,095
Total assets	$3,867,427	$—	$—	$3,867,427

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS – continued

For Level 3 assets measured at fair value on a nonrecurring or recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	December 31, 2015	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	$1,457,696	Discounted appraisals	Collateral discounts	0– 10%
Other real estate owned	1,710,235	Discounted appraisals	Collateral discounts and
			estimated costs to sell	0– 10%
Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$853,073	Fundamental Analysis	Pricing term	4.69 years estimated
				avg life

Corporate bonds	490,257	Estimation based on	Comparable transactions	N/A
		comparable non-listed
		securities

	Fair Value as of			General
	December 31, 2014	Valuation Technique	Unobservable Input	Range
Nonrecurring
Measurements:
Impaired loans	$2,426,332	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,441,095	Discounted appraisals	Collateral discounts and
			estimated costs to sell	0 – 10%
Recurring
Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	$1,002,913	Fundamental Analysis	Pricing term	9.8 years estimated
				avg life
Corporate bonds	500,000	Estimation based on	Comparable transactions	N/A
		comparable non-listed
		securities

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2015 or 2014.

Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $1,255,129 at December 31, 2015 with a valuation allowance of $332,111.  Impaired loans which are measured for impairment using the fair value of collateral method had a carrying value of $2,046,698 at December 31, 2014, with a valuation allowance of $40,490.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1,710,235 at December 31, 2015 and $1,441,095 at December 31, 2014.  There were no write downs of other real estate owned during the year ended December 31, 2014 and there were $111,000 in write downs of other real estate owned during the year ended December 31, 2015.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY)

Presented below are the condensed financial statements for Congaree Bancshares, Inc. (Parent Company Only).

Condensed Balance Sheets

	December 31,
	2015	2014
Assets:
Cash	$9,086	$1,646
Investment in banking subsidiary	13,245,394	13,036,316
Deferred tax asset	324,581	324,581
Total assets	$13,579,061	$13,362,543
Liabilities and shareholders’ equity:
Other liabilities	$19,455	$17,595
Total liabilities	19,455	17,595
Shareholders’ equity	13,559,606	13,344,948
Total liabilities and shareholders’ equity	$13,579,061	$13,362,543

Condensed Statements of Income

	For the years ended
	December 31,
	2015	2014
Income:
Dividend income from banking subsidiary	$140,761	878,046
Expenses:
Other expenses	21,851	5,320
Total expense	21,851	5,320
Income before income taxes and equity in undistributed earnings of banking subsidiary	118,910	872,726
Equity in undistributed income of banking subsidiary	231,944	184,286
Income tax benefit	—	(300,728)
Net income	$350,854	$1,357,740

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 - CONGAREE BANCSHARES, INC. (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$350,854	$1,357,740
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of banking subsidiary	(231,944)	(184,286)
Stock based compensation expense	21,851	5,320
Increase in deferred tax asset	—	(300,728)
Net cash provided by operating activities	140,761	878,046

Cash flows from financing activities:
Dividends paid on preferred stock	(140,761)	(149,046)
Option exercised during black out period	1,860	—
Issuance of common stock	5,580	(729,000)
Net cash used by financing activities	(133,321)	(878,046)
Net increase in cash and cash equivalents	7,740	—
Cash, beginning of year	1,646	1,646
Cash, end of year	$9,086	$1,646

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CORPORATE DATA

ANNUAL MEETING:

The Board of Directors of Congaree Bancshares, Inc. does not anticipate holding an annual shareholder meeting in 2016 if the proposed merger with Carolina Financial Corporation is approved by the shareholders of Congaree Bancshares, Inc. at its May 11, 2016 special shareholder meeting. If the proposed merger with Carolina Financial Corporation is not approved, the Board of Directors of Congaree Bancshares, Inc. anticipates that it would hold an annual shareholder meeting on September 1, 2016..

CORPORATE OFFICE:

1219 Knox Abbott Drive

Cayce, South Carolina 29033

Phone 803.794.2265

INDEPENDENT AUDITORS:	CORPORATE COUNSEL:

Elliott Davis Decosimo, LLC	Nelson Mullins Riley & Scarborough, LLP
1901 Main Street, Suite 900	Atlantic Station
Columbia, South Carolina 29202	201 17th Street NW, Suite 1700
Atlanta, Georgia 30363

STOCK INFORMATION:

The Common Stock of Congaree Bancshares, Inc. is quoted on the OTC bulletin board under the ticker symbol CNRB.OB. Trading and quotations of the common stock have been limited and sporadic. Trading prices have ranged from $3.58 per share to $8.00 per share during 2015. As of December 31, 2015, there were 1,765,939 shares outstanding.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our definitive proxy statement for the annual or special meeting of shareholders which involves the election of directors.

Item 11. Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our definitive proxy statement for the annual or special meeting of shareholders which involves the election of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our definitive proxy statement for the annual or special meeting of shareholders which involves the election of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our definitive proxy statement for the annual or special meeting of shareholders which involves the election of directors.

Item 14. Principal Accountant and Fees.

Information required by Item 14 is hereby incorporated by reference from our definitive proxy statement for the annual or special meeting of shareholders which involves the election of directors.

PART IV

Item 15. Exhibits.

(a)(1)      Financial Statements

The following consolidated financial statements are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income for the Years Ended December 31, 2015 and 2014

•	Consolidated Statements of Comprehensive Income for the years ended December 31 2015 and 2014

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

•	Notes to Consolidated Financial Statements

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

CONGAREE BANCSHARES, INC.

Date: March 25, 2016	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2016	By:	/s/ Charlie T. Lovering
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

Signature	Title	Date
/s/ Thomas Hal Derrick Thomas Hal Derrick	Director	March 25, 2016

/s/ Charles A. Kirby Charles A. Kirby	President and Chief Executive Officer, Director (Principal Executive Officer)	March 25, 2016

/s/ Stephen P. Nivens Stephen P. Nivens	Senior Vice President, Director	March 25, 2016

/s/ E. Daniel Scott E. Daniel Scott	Director	March 25, 2016

/s/ Nitin C. Shah Nitin C. Shah	Director	March 25, 2016

/s/ J. Larry Stroud J. Larry Stroud	Director	March 25, 2016

/s/ Ronald F. Johnson, Sr. Ronald F. Johnson, Sr.	Director	March 25, 2016

/s/ John D. Thompson John D. Thompson	Director	March 25, 2016

/s/ Charlie T. Lovering Charlie T. Lovering	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 25, 2016

/s/ J. Kevin Reeley J. Kevin Reeley	Director	March 25, 2016

EXHIBIT INDEX

2.1.	Agreement and Plan of Merger between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 11, 2016.)

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form SB-2, File No. 333-131931)

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Form SB-2, File No. 333-131931).

3.3	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on January 12, 2009).

3.4	Articles of Amendment to the Company’s Restated Articles of Incorporation establishing the terms of the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 12, 2009).

3.5	Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Form SB-2, File No. 333-131931).

4.1	See Exhibits 3.1 and 3.2 for provisions in Congaree Bancshares, Inc.’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Company’s Form SB-2, File No. 333-131931).

4.2	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company’s Form SB-2, File No. 333-131931).

4.3	Form of Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 12, 2019).

4.4	Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 12, 2019).

10.1	Charlie T. Lovering Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed November 29, 2013).*

10.2	Stephen P. Nivens Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed November 29, 2013).*

10.3	Charles A. Kirby Amended and Restated Employment Agreement dated November 22, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed November 29, 2013).*

10.4	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Form SB-2, File No. 333-131931).*

10.5	Congaree Bancshares, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K as for the period ended December 31, 2007).*

10.6	Amendment No. 1 to the Congaree Bancshares, Inc. 2007 Stock Incentive Plan adopted October 15, 2008 (incorporated by reference to the Company’s Form 10-Q as Exhibit 10.1 for the period ended September 30, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Elliott Davis Decosimo, LLC.

24.1	Power of Attorney (filed as part of the signature page herewith).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

*	Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

57

Exhibit 21.1 Subsidiaries

Congaree State Bank