Form 10-K/A
period 2015-12-31
Congaree Bancshares Inc
filed 2016-04-20
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2016
Common Stock, $.01 par value per share	1,766,439 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Annual Report on Form 10-K/A (this "Form 10-K/A") is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year, which involves the election of directors, or filed as an amendment to the Form 10-K to include the information no later than the end of the 120-day period. The reference on the cover of the Original Filing to the incorporation by reference of the Company's definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors is divided into three classes with staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting. The current terms of the Class I directors will expire at the 2016 annual shareholders meeting. The terms of the Class II directors expire at the 2017 annual shareholders meeting and the terms of the Class III directors expire at the 2018 annual shareholders meeting. Our directors and their classes are:

Class I	Class II	Class III
Thomas Hal Derrick	J. Kevin Reeley	Charles A. Kirby
Stephen P. Nivens	Dr. Larry J. Stroud	Nitin C. Shah
E. Daniel Scott	Ronald F. Johnson, Sr.	John D. Thompson

Set forth below is certain information about the director nominees for the 2016 Annual Meeting, including their name, age, period they have served as a director, occupation over the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

Thomas Hal Derrick, 65, Class I director since 2006, has served as a consultant performing loan portfolio reviews, agribusiness appraisals, appraisal reviews and risk management for AgVisory, LLC since January 2013. He retired as a senior portfolio risk manager and chief appraiser with the Farm Credit Administration in 2012 after serving with the agency for 29 years. Mr. Derrick received his B.A. degree from Newberry College in 1973 and a graduate degree in banking from Louisiana State University in 2001. He serves in various positions as the Financial Advisor for the Grace Foundation, a board member of the National Lutheran Men in Mission, Conference President of the Smoky Mountains Conference of the North Carolina Lutheran Men in Mission, and as Chairman of National Development Council of Lutheran Men in Mission. We believe Mr. Derrick’s professional experience as a risk manager and appraiser are a valuable asset to the board as it manages the operations of the Company and well qualifies him to serve on the board.

Stephen P. Nivens, 64, Class I director since 2006, has served as executive vice president and the chief business development officer of the Company and the Bank since 2006. He has over 40 years of experience in retail and commercial banking, most recently serving as the managing member of L & N Financial Services, LLC from 2003 until he left in November 2005 to form our bank. Mr. Nivens was regional president with Security Federal Bank from 2000 to 2002 and served in various management positions with BB&T/Lexington State Bank from 1972 to 2000. Mr. Nivens is a board member and past chairman with the Lexington County Development Corporation; past board member and treasurer with the Lutheran Theological Southern Seminary; board member with the Brookland Cayce High School Foundation and past board member with the Palmetto Richland Hospice Board. He received a B.S. degree from Newberry College in 1973. We believe Mr. Nivens’ extensive experience in retail and commercial banking provides essential insight to the board and well qualifies him to serve on the board.

E. Daniel Scott, 69, Class I director since 2006, is the chairman of the board of directors for the Company and the Bank. Mr. Scott is a senior partner with the law firm Setzer and Scott, P.A, where he has practiced since 1977. He was admitted to the South Carolina Bar in 1974. He received his B.S. degree from the University of South Carolina in 1968, his juris doctorate degree from the University of South Carolina in 1974, and masters in criminal justice from the University of South Carolina in 1976. Mr. Scott is a member of the Lexington County and American Bar Associations, the Palmetto Land Title Association, and the Home Builders Association of Columbia. He has served as city attorney for the Town of Springdale and as prosecutor for the City of West Columbia. Mr. Scott is also the former chairman of the West Metro Chamber of Commerce Board. We believe Mr. Scott’s legal insight and strong analytical skills are helpful to the board’s ability to manage the affairs of a highly regulated company and well qualify him to serve on the board.

Set forth below is also information about each of our other directors, including their name, age, period they have served as a director, occupation over the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the board’s conclusion that such person should serve as a director for the Company.

J. Kevin Reeley, 53, Class II director since 2006, has served as president and chief executive officer of Reeley’s Auto Body Shop, located in West Columbia, since 1993. Mr. Reeley has worked hard to establish this company as one of the most reputable auto body shops in the Columbia area. He also serves as president of GMK Holdings and Springdale House and Gardens, one of Columbia’s finest historical homes for fine events. Mr. Reeley has served as council member for the town of Springdale since 1994. He serves as a trustee for Sandhills School, which is a school for children who learn differently. Reeley also serves on the Lexington County Accomodations Tax Committee. He is a graduate of Midlands Technical College receiving an associate degree in business. We believe Mr. Reeley’s experience as a local business owner and personal ties to the community provide him with awareness of both the business and social environment within which the Company operates and well qualifies him to serve on the board.

Dr. J. Larry Stroud, 63, Class II director since 2006, has owned and operated Triangle Pharmacy located in West Columbia, South Carolina since 1985. In 1993 he developed the Home Medical Equipment Department, which serves both Lexington and Richland counties. The business was incorporated in 2006 and became Triangle Pharmacy and Home Medical Equipment, Inc., where Dr. Stroud serves as president and CEO. Also in 2006, Dr. Stroud formed Triangle Properties, LLC. Dr. Stroud served for nine years on the finance and operating committee of the Lexington Medical Center Board, the South Carolina Pharmacy Association, and the Lexington County Planning Commission. He works very closely with the Lexington County Legislative Delegation in both pharmacy and health care concerns. Dr. Stroud is a member of the Board of Visitors of the Medical University of South Carolina and serves as a commissioner for the Penny for Progress program in Lexington County. He received a B.S. degree from The University of South Carolina and a doctorate of pharmacy from Mercer University Southern School of Pharmacy. We believe Dr. Stroud’s business and financial experience brings a unique perspective to the board that well qualifies him to serve on the board.

Ronald F. Johnson, Sr., 69, Class II director since 2014, has served as president of Johnson & Associates Insurance, Inc. since 2012.  He graduated from the University of South Carolina with a B.S. degree in Business Administration in 1968.  After graduation, he was commissioned as an officer in the U.S. Air Force and flew jet aircraft for four years until he was honorably discharged following his tour of duty.  He entered the insurance business as an agent for a commercial property and casualty insurer and started Johnson Insurance Associates, Inc. after working in the industry for 10 years. That company was acquired by Hub International on June 1, 2011 and Mr. Johnson continued there until October 30, 2012 when he left and started a new company, Johnson & Associates Insurance, Inc. which he actively operates today. He is a current board member and past president of the Professional Insurance Agents of South Carolina, past president of the Independent Agents of Columbia, and a current board member of the South Carolina Medical Malpractice Liability Joint Underwriting Association (JUA). We believe that Mr. Johnson’s financial experience and personal contacts and familiarity with the community well qualify him to serve on the board.

Charles A. Kirby, 63, Class III director since June 2010, has served as president and chief executive officer of both the Company and the Bank since June 2010. Mr. Kirby has over 30 years in the financial services industry, of which over 20 years were spent serving the Lexington county market, oversees the operations planning, policies and strategic objectives of the bank. He received a BS from the University of South Carolina and graduated from the Stonier Graduate School of Banking. Mr. Kirby started his banking career with First National Bank of SC and served in several credit administration areas. He subsequently joined Lexington State Bank in 1984, rising to executive officer and senior vice president responsible for the Credit function and Branch Administration of the bank. After Lexington State Bank was acquired by BB&T, Mr. Kirby remained in Lexington as area executive responsible for the commercial market in Lexington, Newberry and McCormick counties until 2008. Mr. Kirby serves as a director on the Lutheran Homes of South Carolina, a non-profit multi-location senior care facility, and has served two terms as chairman of its board. We believe Mr. Kirby’s strong financial background in the banking industry, along with his excellent leadership skills during this challenging economy, more than qualifies him to serve on the board.

Nitin C. Shah, 65, Class III director since 2006, has been the president and owner of the Clarion Inn (Airport) located in West Columbia since 1999. He is also involved with several other hotel ventures around the state of South Carolina. Mr. Shah is a member of Rotary International. We believe Mr. Shah’s business experience provides the board with insight into our local economy and well qualifies him to serve on the board.

John D. Thompson, 66, Class III director since 2006, serves as the vice chairman of the board of directors for the Company and the Bank. Mr. Thompson retired in 2011 as the chief executive officer and funeral director for Thompson Funeral Homes where he served since 1972. He received a B.S. degree in business administration from Charleston Southern University in 1972. Mr. Thompson was formerly a member of the Lexington Chamber of Commerce and is a member of the Lions International, Cayce-West Columbia Chamber of Commerce, National Chamber of Commerce, South Carolina Funeral Directors Association, the National Funeral Directors Association, and South Carolina State Constable. He was also former district chairman for the Boy Scouts of America. We believe that Mr. Thompson’s business experience and personal contacts and familiarity with the community well qualify him to serve on the board.

Executive Officers

The table below sets forth each of our current executive officer's name, age, position, and business experience for the past five years.

Principal Executive Officers	Age	Position	Business Experience for Past Five Years
Charles A. Kirby	63	President & Chief Executive Officer	President and chief executive officer of both the Company and the Bank since June 2010.
Charlie T. Lovering	48	Executive Vice President & Chief Financial Officer	Executive vice president and chief financial officer of the Company and the Bank since 2006.
Stephen P. Nivens	64	Executive Vice President & Chief Business Development Officer	Executive vice president and the chief business development officer of the Company and the Bank since 2006.

* As previously disclosed, Charlie T. Lovering individually filed a petition under Chapter 7 of the United States Bankruptcy Code on February 3, 2011. Subsequently, the United States Bankruptcy Court for the District of South Carolina entered its order discharging Mr. Lovering on May 26, 2011 with the Bankruptcy case being closed on April 11, 2012.

Family Relationships

No director has a family relationship with any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% shareholders to file reports of holdings and transactions in our stock with the SEC. Based on a review of Section 16(a) reports and written representations from our directors and executive officers, we believe that all of our directors, executive officers and 10% shareholders have made all filings required under Section 16(a) in a timely manner.

Code of Ethics

The Company expects all of its employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available without charge upon written request. Any such request should be addressed to the Company’s main office at 1201 Knox Abbott Drive, Cayce, South Carolina 29033, Attention: Chief Executive Officer.

Audit Committee and Audit Committee Financial Expert

The audit committee functions are set forth in its charter, which was adopted on October 11, 2005. A copy of the audit charter was included as Appendix A to our proxy statement for our 2014 annual shareholders’ meeting, which was filed with the SEC on April 10, 2014. The audit committee has the responsibility of monitoring the internal controls over financial reporting and financial statements, the independent auditor’s qualifications and independence, the performance of our internal audit function and our independent auditor’s, and compliance with legal and regulatory requirements. The committee has the sole authority to appoint or replace the independent auditor, reviews and approves all auditing services, and reviews with the independent auditors the results of the audit and management’s responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

Our audit committee has three members: Thomas Hal Derrick (chair), John D. Thompson and E. Daniel Scott. We have one audit committee member, Mr. Derrick, that qualifies as an “audit committee financial expert” as defined in under the rules of the SEC. Each of our members has made valuable contributions to the Company and its shareholders as members of the audit committee. The board of directors has determined that each member is qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent auditors. Each of these members is considered “independent” under the listing standards of the NASDAQ Stock Market. The audit committee met five times in 2015.

Item 11. Executive Compensation.

The following table shows the compensation we paid for the years ended December 31, 2015, 2014 and 2013 to our principal executive officer and our other executive officers that earned in excess of $100,000 during such periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total

Charles A. Kirby	2015	$178,200	$18,000	$—	$22,496	$218,696
President and Chief Executive	2014	$178,200	$—	$16,896	$16,222	$211,318
Officer of the Company and	2013	$165,000	$9,600	$—	$14,472	$189,072
the Bank

Charlie T. Lovering, Jr.	2015	$148,500	$1,000	$—	$15,714	$165,214
Executive Vice President and	2014	$148,500	$—	$14,256	$13,164	$175,920
Chief Financial Officer of the	2013	$137,500	$7,800	$—	$11,749	$157,049
Company and the Bank

Stephen P. Nivens	2015	$124,200	$1,000	$—	$16,431	$141,631
Executive Vice President and	2014	$124,200	$—	$12,144	$10,399	$146,743
Chief Business Development	2013	$115,000	$5,400	$—	$9,407	$129,807
Officer of the Company and the Bank

(1)	These amounts represent the grant date fair value of the stock options awarded during the period, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See the discussion of assumptions used in the valuation of option awards in Note 9, “Warrants and Stock Options and Grant Plans” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Stock option awards vest ratably over three years.

Employment Agreements

In November 2013, we entered into an amended and restated employment agreement with Charles A. Kirby to serve as executive President and Chief Executive Officer of the Company and the Bank. The agreement shall be for a term of one year and shall be extended for additional terms of one year each, unless the Company delivers a notice of termination to Mr. Kirby at least six months prior to the end of the current term. Mr. Kirby is entitled to a base salary of $165,000, which may be increased annually by the board of directors. In addition, Mr. Kirby is entitled to:

•	up to 50% of the previous years salary and compensation if the Bank achieves certain performance levels established by the board of directors from time to time;

•	participate in our retirement, welfare, and other benefit programs;

•	a retirement benefit in the amount of $75,000, payable as a lump sum within 60 days of the date of retirement, should he retire after providing the board of directors with at least 24 months prior written notice;

•	$500,000 life insurance policy payable to the Company, and $500,000 payable to his heirs;

•	car allowance of $650 per month and reimbursement for expenses related to routine car maintenance not to exceed $150 per month;

•	reimbursement for dues pertaining to an area country club; and

•	reimbursement for travel and business expenses.

Pursuant to the terms of the employment agreement, Mr. Kirby is prohibited from disclosing our trade secrets or confidential information. If we terminate his employment without cause prior to a change in control, he will be entitled to severance equal to 12 months of his then base salary. If Mr. Kirby terminates his employment for a good reason within 24 months following a change in control, he will be entitled to (i) cash severance equal to 24 months of his highest monthly base salary over the 60-month period prior to the date of termination and (ii) should he elect to continue participation in the Bank’s group health plan under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the legally required COBRA period following a termination of employment, he will be obligated to pay only the portion of the full COBRA cost of the coverage equal to an active employee’s share of premiums for such coverage. Finally, during employment and for a period of 12 months thereafter, Mr. Kirby may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

In November 2013, we entered into an amended and restated employment agreement with Charlie T. Lovering, Jr. to serve as executive vice president and chief financial officer of the Company and the Bank. The agreement shall be for a term of one year and shall be extended for additional terms of one year each, unless the Company delivers a notice of termination to Mr. Lovering at least six months prior to the end of the current term. Mr. Lovering is entitled to a base salary of $137,500, which may be increased annually by the board of directors. In addition, Mr. Lovering is entitled to:

•	up to 50% of the previous years salary and compensation if the Bank achieves certain performance levels established by the board of directors from time to time;

•	participate in our retirement, welfare, and other benefit programs;

•	$500,000 life insurance policy payable to the Employer, and $500,000 payable to his heirs; and

•	car allowance of $500 per month and reimbursement for expenses related to routine car maintenance not to exceed $150 per month;

•	reimbursement for dues pertaining to an area country club; and

•	reimbursement for travel and business expenses.

Pursuant to the terms of the employment agreement, Mr. Lovering is prohibited from disclosing our trade secrets or confidential information. If we terminate his employment without cause prior to a change in control, he will be entitled to severance equal to 12 months of his then base salary. If Mr. Lovering terminates his employment for a good reason within 24 months following a change in control, he will be entitled to (i) cash severance equal to 24 months of then current monthly base salary and (ii) should he elect to continue participation in the Bank’s group health plan under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the legally required COBRA period following a termination of employment, he will be obligated to pay only the portion of the full COBRA cost of the coverage equal to an active employee’s share of premiums for such coverage. Finally, during employment and for a period of 12 months thereafter, Mr. Lovering may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

In November 2013, we entered into an amended and restated employment agreement with Stephen P. Nivens to serve as executive vice president and the chief business development officer of the Company and the Bank. The agreement shall be for a term of one year and shall be extended for additional terms of one year each, unless the Company delivers a notice of termination to Mr. Nivens at least six months prior to the end of the current term. Under the agreement, Mr. Nivens is entitled to a base salary of $115,000 per year, which may be increased annually by the board of directors. In addition, Mr. Nivens is entitled to:

  up to 50% of the previous years salary and compensation if the Bank achieves certain performance levels established by the board of directors from time to time;
  participate in our retirement, welfare, and other benefit programs;
  $500,000 life insurance policy payable to the Employer, and $500,000 payable to his heirs; and
  car allowance of $500 per month and reimbursement for expenses related to routine car maintenance not to exceed $150 per month;
  payment of initiation fees and reimbursement for club dues; and
  reimbursement for travel and business expenses.

Pursuant to the terms of the employment agreement, Mr. Nivens is prohibited from disclosing our trade secrets or confidential information. If we terminate his employment without cause prior to a change in control, he will be entitled to severance equal to 12 months of his then base salary. If Mr. Nivens terminates his employment for a good reason within 24 months following a change in control, he will be entitled to (i) cash severance equal to 24 months of then current monthly base salary and (ii) should he elect to continue participation in the Bank’s group health plan under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for the legally required COBRA period following a termination of employment, he will be obligated to pay only the portion of the full COBRA cost of the coverage equal to an active employee’s share of premiums for such coverage. Finally, during employment and for a period of 12 months thereafter, Mr. Nivens may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining an ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches within our territory, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning equity awards that are outstanding to our named executive officers at December 31, 2015.

	Option Awards
	Number of Securities		Option	Option
	Underlying		Exercise	Expiration
	Unexercised Options (1)		Price	Date
	Exercisable	Unexercisable	(per share)

Charlie T. Lovering	28,671	0	$10.00	10	/16/2016
	7,200	14,400	3.72	09	/17/2024
Stephen P. Nivens	40,141	0	$10.00	10	/16/2016
	6,134	12,266	3.72	09	/17/2024
Charles A. Kirby	8,534	17,066	$3.72	09	/17/2024

(1) The options vest over a three year period beginning September 17, 2014, and they will be exercisable in whole or in part during the 10 year period ending September 17, 2024.

Director Compensation

The table below provides information on 2015 compensation for nonemployee directors. In 2015, nonemployee directors received fees of $300 for attendance at each board meeting and $100 for attendance at each committee meeting. The Company offers reimbursement to directors for expenses incurred in their board service, including the cost of attending board and committee meetings. The Company also has a policy by which no employee directors receive compensation for their board service.

Name	Option Awards ($)(1)	Fees Paid in Cash ($)	Total ($)
Samuel M. Corley(2)	$—	$900	$900
Thomas Hal Derrick	$—	$5,300	$5,300
Ronald F. Johnson, Sr.	$—	$3,700	$3,700
J. Kevin Reeley	$—	$3,900	$3,900
E. Daniel Scott	$—	$5,100	$5,100
Nitin C. Shah	$—	$3,900	$3,900
Dr. J. Larry Stroud	$—	$3,700	$3,700
John D. Thompson	$—	$3,900	$3,900
Harry Michael White(3)	$—	$2,800	$2,800

(1)	Each director identified in the table above other than Mr. Corley, and Mr. Reeley holds warrants to acquire 10,000 shares of our common stock. The warrants vested over a three year period beginning October 16, 2007, and they are exercisable in whole or in part during the 10 year period ending October 16, 2016. On September 17, 2014, Messrs. Corley, Johnson, Shah, Stroud, and White each received a stock option to purchase 1500 shares of common stock with an exercise price equal to $3.72 per share. On September 17, 2014, Messrs. Derrick, Reeley, Scott and Thompson each received a stock option to purchase 1725 shares of common stock with an exercise price equal to $3.72 per share. The stock options vest over a three year period beginning September 17, 2014, and they are exercisable in whole or in part during the 10 year period ending September 17, 2024. The value of the stock option awards shown above equals the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	As previously disclosed, Mr. Corley passed away on May 18, 2015. Mr. Corley served as a member of the Board of Directors since 2007 and as a member of the Compensation Committee at the time of his death.
(3)	As previously disclosed, Mr. White resigned from the board effective October 14, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows how much common stock in the Company is owned by the directors, the named executive officers, owners of more than 5% of the outstanding common stock, and all directors and executive officers as a group as of April 15, 2016. Unless otherwise indicated, the mailing address for each beneficial owner is care of Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

Name	Number of Shares Owned(1)	Right to Acquire(2)	Percentage of Beneficial Ownership(3)

Thomas Hal Derrick	12,500	10,575	1.30%
Ronald F. Johnson, Sr.	13,500	10,500	1.35%
Charlie T. Lovering, Jr.	10,350	35,871	2.61%
Stephen P. Nivens	26,600	56,275	4.69%
J. Kevin Reeley	11,000	575	*
E. Daniel Scott	14,200	10,575	1.40%
Nitin C. Shah	21,000	10,500	1.78%
Dr. J. Larry Stroud	12,500	10,500	1.30%
John D. Thompson	71,406	10,575	4.64%
Charles A. Kirby	2,300	8,534	*
All directors and executive officers as a group (10 persons)	195,356	164,480	20.38%

* Indicates less than 1%

(1)	Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, and shares held by spouses and family members unless otherwise indicated in these footnotes.

(2)	Represents shares that may be acquired within the next 60 days as of April 15, 2016 by exercising vested stock options or warrants but does not include any unvested stock options or warrants.

(3)	For each individual, this percentage is determined by assuming the named person exercises all options and warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants. For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options. The calculations are based on 1,766,439 shares of common stock outstanding on April 15, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms, including price, or interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. These transactions are also restricted by our regulatory agencies, including the Board of Governors of the Federal Reserve System. These transactions are not expected to involve more than the normal risk of collectability or present other unfavorable features. Loans to individual directors and officers must also comply with the Bank’s lending policies, regulatory restrictions, and statutory lending limits and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with directors, officers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors. The aggregate dollar amount of loans outstanding to directors and executive officers of the Bank was approximately $2.2 million at December 31, 2015.

The Company does not have a written policy regarding the review, approval or ratification of transactions with related parties, but reviews, approves, ratifies and discloses transactions with related parties consistent with SEC rules and regulations. As transactions are reported, however, the board of directors considers any related party transactions on a case-by-case basis to determine whether the transaction or arrangement was undertaken in the ordinary course of business and whether the terms of the transaction are no less favorable to the Company than terms that could have been reached with an unrelated party. We intend to maintain at all times at least two independent and disinterested directors and to require that any affiliated transactions be approved by a majority of our independent and disinterested directors. If any member of the board of directors is interested in the transaction, that member will recuse himself from the discussion and decision on the transaction. We intend for the terms of all affiliated transactions to be as favorable to the Company or its affiliates as those generally available from unaffiliated third parties.

Director Independence

The board of directors determines the independence of each director in accordance with guidelines it has adopted, which include all elements of independence set forth in the NASDAQ Stock Market listing standards. The board of directors determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company: Thomas Hal Derrick, Ronald F. Johnson, Sr., J. Kevin Reeley, E. Daniel Scott, Nitin C. Shah, J. Larry Stroud and John D. Thompson. Based on such standards, Charles A. Kirby, our President/Chief Executive Officer, and Steven P. Nivens, our Executive Vice President and Chief Business Development Officer, are not independent.

Item 14. Principal Accountant and Fees.

Elliott Davis Decosimo, LLC was our auditor during the fiscal years ended December 31, 2015 and 2014. The following table shows the fees that we paid for services performed in the fiscal year ended December 31, 2015 and 2014:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit Fees	$110,000	$78,000
Audit-Related Fees	—	—
Tax Fees	6,800	9,250
Total	$116,800	$87,250

 Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the Company’s 2015 and 2014 fiscal years for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q, and for services rendered in connection with SEC registration statements.

Tax Fees. This category includes the aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Oversight of Accountants; Approval of Accounting Fees

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

PART IV

Item 15. Exhibits.

The following documents are filed as part of this report:

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Principal Financial Officer.

*	Filed with this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K

Copies of exhibits are available upon written request to Corporate Secretary, Congaree Bancshares, Inc., 1201 Knox Abbott Drive, Cayce, South Carolina 29033.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONGAREE BANCSHARES, INC.

Date: April 20, 2016	By: /s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)
Date: April 20, 2016	By: /s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.