Form 10-Q
period 2016-03-31
Congaree Bancshares Inc
filed 2016-05-12
CIK 1353523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

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

1,766,439 shares of common stock, par value $0.01 per share, were issued and outstanding as of May 6, 2016.

Part I - Financial Information

Item 1. Financial Statements

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Cash and due from banks	$4,518,404	$2,993,284
Federal Funds Sold	421,000	—
Securities available-for-sale	15,237,180	15,268,221
Securities held-to-maturity (fair value of $3,383,121 at December 31, 2015)	—	3,412,281
Non-marketable equity securities	348,800	500,900

Loans receivable	78,429,825	80,980,708
Less allowance for loan losses	1,111,061	1,079,782
Loans receivable, net	77,318,764	79,900,926

Premises, furniture and equipment, net	2,742,708	2,783,775
Accrued interest receivable	295,559	367,412
Other real estate owned	1,710,235	1,710,235
Deferred tax asset	1,921,076	1,985,168
Other assets	715,993	218,848
Total assets	$105,229,719	$109,141,050
Liabilities:
Deposits:
Noninterest-bearing transaction accounts	$16,405,185	$16,536,465
Interest-bearing transaction accounts	8,798,497	9,447,087
Savings and money market	41,581,008	41,986,056
Time deposits $100,000 and over	13,627,316	14,223,750
Other time deposits	8,450,541	8,348,008
Total deposits	88,862,547	90,541,366

Federal Home Loan Bank advances	2,500,000	5,000,000
Accrued interest payable	15,384	14,273
Other liabilities	121,997	25,805
Total liabilities	91,499,928	95,581,444
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A cumulative perpetual preferred stock 1,400 shares issued and outstanding	1,400,000	1,400,000
Series B cumulative perpetual preferred stock 164 shares issued and outstanding	164,000	164,000
Common stock, $.01 par value, 10,000,000 shares authorized; 1,766,439 and 1,765,939 shares issued and outstanding at March 31, 2016 and December 31, 2015	17,664	17,659
Capital surplus	17,728,067	17,721,059
Accumulated deficit	(5,673,641)	(5,640,184)
Accumulated other comprehensive income (loss)	93,701	(102,928)
Total shareholders’ equity	13,729,791	13,559,606
Total liabilities and shareholders’ equity	$105,229,719	$109,141,050

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three months ended
	March 31,
	2016	2015
Interest income:
Loans, including fees	$1,015,723	$973,664
Investment securities, taxable	106,107	128,354
Federal funds sold and other	7,071	9,208
Total interest income	1,128,901	1,111,226

Interest expense:
Time deposits $100,000 and over	30,049	26,495
Other deposits	48,161	46,142
Other borrowings	7,868	15,302
Total interest expense	86,078	87,939
Net interest income	1,042,823	1,023,287

Provision for loan losses	33,000	75,000

Net interest income after provision for loan losses	1,009,823	948,287

Noninterest income:
Service charges on deposit accounts	91,750	89,927
Residential mortgage origination fees	10,115	15,008
Gain on sale of investment securities	81,049	111,077
Other	9,162	9,161

Total noninterest income	192,076	225,173

Noninterest expenses:
Salaries and employee benefits	427,569	479,005
Net occupancy	83,295	77,153
Furniture and equipment	110,978	95,071
Professional fees	345,836	66,604
Regulatory fees and FDIC assessment	34,324	33,731
Net cost of operation of other real estate owned	10,203	153,808
Other operating	184,415	167,217

Total noninterest expense	1,196,620	1,072,589

Income before income taxes	5,279	100,871
Income tax expense	(3,546)	(5,088)

Net income	1,733	95,783

Preferred dividends	35,190	35,190
Net (loss) income available to common shareholders	$(33,457)	$60,593

(Loss) income per common share

Basic and diluted (loss) income per common share	$(0.02)	$0.03

Weighted average common shares outstanding	1,765,939	1,764,439

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$1,733	$95,783
Other comprehensive income:
Unrealized holding gains on securities available for sale, net of tax benefit of $145,726 at March 31, 2016 and $78,459 at March 31, 2015	247,690	133,594
Reclassification adjustment for gains included in net income, net of tax expense of $29,988 at March 31, 2016 and $41,099 at March 31, 2015	(51,061)	(69,978)
Other comprehensive income	196,629	63,616
Comprehensive Income	$198,362	$159,399

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2016 and 2015 (Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Deficit	Loss	Total

Balance, December 31, 2014	1,564	$1,564,000	1,764,439	$17,644	$17,693,644	$(5,850,277)	(80,063)	13,344,948
Net income	—	—	—	—	—	95,783	—	95,783
Other comprehensive income	—	—	—	—	—	—	63,616	63,616
Stock option compensation expense	—	—	—	—	5,320	—	—	5,320
Dividends paid on preferred stock	—	—	—	—	—	(35,190)	—	(35,190)

Balance, March 31, 2015	1,564	$1,564,000	1,764,439	$17,644	$17,698,964	$(5,789,684)	$(16,447)	$13,474,477

Balance, December 31, 2015	1,564	$1,564,000	1,765,939	$17,659	$17,721,059	$(5,640,184)	$(102,928)	$13,559,606

Net income	—	—	—	—	—	1,733	—	1,733
Other comprehensive income	—	—	—	—	—	—	196,629	196,629
Stock option compensation expense	—	—	—	—	5,153	—	—	5,153
Issuance of common stock	—	—	500	5	1,855	—	—	1,860
Dividends paid on preferred stock	—	—	—	—	—	(35,190)	—	(35,190)

Balance, March 31, 2016	1,564	$1,564,000	1,766,439	$17,664	$17,728,067	$(5,673,641)	$93,701	$13,729,791

See notes to consolidated financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flow from operating activities
Net income	$1,733	$95,783
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	33,000	75,000
Stock based compensation expense	5,153	5,320
Deferred income tax benefit	3,546	—
Depreciation and amortization expense	47,174	48,398
Discount accretion and premium amortization	34,573	31,538
Decrease (increase) in accrued interest receivable	71,853	(1,639)
Increase in accrued interest payable	1,111	122
Gain from sale of securities	(81,049)	(111,077)
(Gain)/Loss on sale of other real estate owned	(657)	9,911
Write downs on other real estate owned	—	111,000
(Increase) decrease in other assets	(497,146)	10,540
Increase in other liabilities	40,999	53,678
Net cash (used) provided by operating activities	(339,710)	328,574

Cash flow from investing activities
Proceeds from maturities, calls, and paydowns of securities available-for-sale	316,169	316,152
Proceeds from sales of securities available-for-sale	—	5,130,038
Proceeds from sales of securities held to maturity	3,485,997	—
Purchase of securities available-for-sale	—	(2,165,059)
Proceeds from sales of nonmarketable equity securities	152,100	—
Purchase of nonmarketable equity securities	—	(100)
Net decrease (increase) in loans receivable	2,442,689	(1,215,395)
Purchase of premises, furniture and equipment	(6,107)	(13,664)
Proceeds from sales of other real estate owned	107,131	8,089
Net cash provided by investing activities	6,497,979	2,060,061

Cash flow from financing activities
(Decrease) increase in noninterest-bearing deposits	(131,280)	2,293,729
Decrease in interest-bearing deposits	(1,547,539)	(2,405,615)
Decrease in borrowings from FHLB	(2,500,000)	(1,000,000)
Proceeds from issuance of common stock	1,860	—
Dividends paid on preferred stock	(35,190)	(35,190)

Net cash used by financing activities	(4,212,149)	(1,147,076)

Net increase in cash and cash equivalents	1,946,120	1,241,559

Cash and cash equivalents at beginning of the period	2,993,284	3,034,889

Cash and cash equivalents at end of the period	$4,939,404	$4,276,448
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$84,967	$87,817
Transfer of loans to other real estate	$106,474	$—
Cash paid for taxes	$—	$6,253

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

Merger

On January 5, 2016, Carolina Financial Corporation (“Carolina Financial”) and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Carolina Financial will acquire the Company in a cash and stock transaction with a total current value of approximately $16.278 million, which includes the assumption of approximately $1.6 million in preferred stock. Under the terms of the Merger Agreement, the Company will merge with CBAC, Inc. (the “Merger Sub”), a South Carolina corporation and wholly-owned subsidiary of Carolina Financial formed for the purpose of facilitating the merger, with the Company being the surviving corporation. As soon as reasonably practicable thereafter, the Company will merge up and into Carolina Financial, with Carolina Financial as the surviving entity. Simultaneously with the merger or immediately thereafter, the Bank will merge with and into CresCom Bank, the wholly-owned banking subsidiary of Carolina Financial, and CresCom Bank will be the surviving bank. Both Carolina Financial and CresCom Bank will continue their existence under Delaware and South Carolina law, respectively, while the Company and the Bank will cease to exist.

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

The boards of directors of Carolina Financial and the Company have approved the Merger Agreement. The transaction is anticipated to close in the second quarter of 2016, subject to customary closing conditions, including regulatory approvals, and the approval of the shareholders of the Company. On April 6, 2016, the South Carolina State Board of Financial Institutions approved the merger of the Bank into CresCom Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016, as amended on April 20, 2016.

Note 2 – Summary of Significant Accounting Policies

A summary of these policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in our 2015 Annual Report on Form 10-K.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Basic and diluted net income per common share are computed below for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
Basic net income per common share computation:
Net income available to common shareholders	$(33,457)	$60,593
Average common shares outstanding — basic	1,765,939	1,764,439
Basic net income per common share	$(0.02)	$0.03

Diluted net income per common share computation:
Net income available to common shareholders	$(33,457)	$60,593
Average common shares outstanding — basic	1,765,939	1,764,439
Incremental shares from assumed conversions:
Stock options	—	—
Average common shares outstanding — diluted	1,765,939	1,764,439
Diluted net income per common share	$(0.02)	$0.03

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

Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management performed an evaluation through the date of the filing this Form 10-Q to determine whether there have been any subsequent events since the balance sheet date, or March 31, 2016, and determined that no subsequent events occurred requiring accrual or disclosure.

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

In January 2016, the FASB amended the Financial Instruments topic of the Accounting Standards Codification to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

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

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the Accounting Standards Codification to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its financial statements.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are as follows:

Fair Value Measurements

			Quoted
			Prices in
			Active Markets	Significant
			for Identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2016
Financial Instruments - Assets
Cash and due from banks	$4,518,404	$4,518,404	$4,518,404	$—	$—
Federal funds sold	421,000	421,000	421,000
Securities available-for-sale	15,237,180	15,237,180	—	13,890,489	1,346,691
Nonmarketable equity securities	348,800	348,800	—	348,800	—
Loans receivable, net	77,318,763	76,805,000	—	—	76,805,000
Accrued interest receivable	295,559	295,559	295,559	—	—

Financial Instruments – Liabilities
Demand deposit, interest-bearing transaction, and savings accounts	66,784,690	66,784,690	66,784,690	—	—
Time Deposits	22,077,857	22,078,000	—	22,078,000	—
Federal Home Loan Bank advances	2,500,000	2,504,000	—	2,504,000	—
Accrued interest payable	15,384	15,384	15,384	—	—

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

			Quotes
			Prices in
			Active markets	Significant
			for identical	Other	Significant
			Assets or	Observable	Unobservable
	Carrying		Liabilities	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015
Financial Instruments – Assets:
Cash and due from banks	$2,993,284	$2,993,284	$2,993,284	$—	$—
Securities available-for-sale	15,268,221	15,268,221	—	13,924,891	1,343,330
Securities held-to-maturity	3,412,281	3,383,121	—	3,383,121	—
Nonmarketable equity securities	500,900	500,900	—	500,900	—
Loans, net	79,900,926	79,385,000	—	—	79,385,000
Accrued interest receivable	367,412	367,412	367,412	—	—

Financial Instruments – Liabilities:
Demand deposit, interest-bearing transaction, and savings accounts	67,969,608	67,969,608	67,969,608	—	—
Time Deposits	22,571,758	22,532,000	—	22,532,000	—
Federal Home Loan Bank advances	5,000,000	5,002,000	—	5,002,000	—
Accrued interest payable	14,273	14,273	14,273	—	—

	March 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$15,925,000	$—	$15,181,233	$—
Financial standby letters of credit	40,000	—	40,000	—

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

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At both March 31, 2016 and December 31, 2015, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy at the dates indicated.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Corporate bonds	$507,620	$—	$—	$507,620
Small Business Administration Securities	7,858,749	—	7,858,749	—
Mortgage-backed securities	3,295,753	—	2,456,682	839,071
State, county and municipals	3,575,058	—	3,575,058	—

Total assets	$15,237,180	$—	$13,890,489	$1,346,691

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Securities available-for-sale
Corporate bonds	$490,257	$—	$—	$490,257
Small Business Administration Securities	7,969,694	—	7,969,694	—
Mortgage-backed securities	3,280,589	—	2,427,516	853,073
State, county and municipals	3,527,681	—	3,527,681	—

Total assets	$15,268,221	$—	$13,924,891	$1,343,330

There were no liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, aggregated by level in the fair value hierarchy within which those measurements fall.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,012,728	$—	$—	$1,012,728
Other real estate owned	1,710,235	—	—	1,710,235

Total assets	$2,722,963	$—	$—	$2,722,963

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Impaired loans	$1,457,696	$—	$—	$1,457,696
Other real estate owned	1,710,235	—	—	1,710,235

Total assets	$3,167,931	$—	$—	$3,167,931

For Level 3 assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value as of			General
	March 31, 2016	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$1,012,728	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,710,235	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	839,071	Fundamental Analysis	Pricing term	4.56 years estimated avg life
Corporate bonds	507,620	Estimation based on comparable non-listed securities	Comparable transactions	N/A

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 4 - Fair Value Measurements - continued

	Fair Value as of			General
	December 31, 2015	Valuation Technique	Unobservable Input	Range
Nonrecurring Measurements:
Impaired loans	$1,457,696	Discounted appraisals	Collateral discounts	0 – 10%
Other real estate owned	1,710,235	Discounted appraisals	Collateral discounts and Estimated costs to sell	0 – 10%

Recurring Measurements:			Pricing yield	5.03%
			Pricing spread	+200
Mortgage-backed securities	853,073	Fundamental Analysis	Pricing term	4.69 years estimated avg life
Corporate bonds	490,257	Estimation based on comparable non-listed securities	Comparable transactions	N/A

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

Note 5 - Investment Securities

The amortized cost and estimated fair values of securities available-for-sale were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
March 31, 2016
Corporate Bonds	$500,000	$7,620	$—	$507,620
Small Business Administration Securities	7,751,606	142,189	35,046	7,858,749
Mortgage-backed securities	3,320,691	1,731	26,669	3,295,753
State, county and municipal	3,516,152	58,906	—	3,575,058
	$15,088,449	$210,446	$61,715	$15,237,180

December 31, 2015
Corporate bonds	$500,000	$—	$9,743	$490,257
Small Business Administration Securities	8,030,630	21,852	82,788	7,969,694
Mortgage-backed securities	3,370,245	17	89,673	3,280,589
State, county and municipal	3,530,982	11,945	15,246	3,527,681
	$15,431,857	$33,814	$197,450	$15,268,221

The amortized cost and estimated fair values of securities held-to-maturity were:

	Amortized	Gross Unrealized		Estimated
	Costs	Gains	Losses	Fair Value
December 31, 2015
State, county and municipal	$3,412,281	$15,455	$44,615	$3,383,121

There were no securities held-to-maturity as of March 31, 2016.

Proceeds from sales of available-for-sale securities were $0 and $5,130,038 for the three month periods ended March 31, 2016 and 2015, respectively. Proceeds from the sale of held-to-maturity securities were $3,485,997 and $0 for the three months ended March 31, 2016 and 2015. Gross gains of $82,885 and gross losses of $1,836 were recognized on those sales for the three month period ended March 31, 2016 and gross gains of $111,077 were recognized on those sales for the three month period ended March 31, 2015. There were no losses recognized on those sales for the three month period ended March 31, 2015.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 5 - Investment Securities - continued

The amortized costs and fair values of investment securities at March 31, 2016, by expected maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their expected maturity date.

	Securities
	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
Due within one year	$405,045	$405,644
Due after one through five years	4,144,817	4,165,431
Due after five through ten years	10,538,587	10,666,105
Due after ten years	—	—

Total securities	$15,088,449	$15,237,180

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at March 31, 2016.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Small Business Administration Securities	$—	$—	$1,178,105	$35,046	$1,178,105	$35,046
Mortgage-backed securities	1,977,567	16,794	839,071	9,875	2,816,638	26,669
	$1,977,567	$16,794	$2,017,176	$44,921	$3,994,743	$61,715

The following table shows gross unrealized losses and fair value of securities available-for-sale, aggregated by investment category, and length of time that individual securities have been in a continuous realized loss position at December 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate Bonds	$490,257	9,743	$—	$—	$490,257	$9,743
Mortgage-backed securities	2,425,228	75,480	853,073	14,193	3,278,301	89,673
Small Business Administration Securities	2,881,805	21,964	1,152,509	60,824	4,034,314	82,788
State, county and municipal	2,114,908	15,246	—	—	2,114,908	15,246
	$7,912,198	$122,433	$2,005,582	$75,017	$9,917,780	$197,450

The following table shows gross unrealized losses and fair value of securities held-to-maturity, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
State, county and municipal	$2,283,612	$44,615	$—	$—	$2,283,612	$44,615

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

Note 5 - Investment Securities - continued

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

At March 31, 2016 and December 31, 2015, securities with estimated fair value of $6,188,462 and $11,882,419, respectively, were pledged to secure public deposits as required by law.

Note 6 – Loans Receivable

Major classifications of loans receivable at the dates indicated are summarized as follows:

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,453,731	41%	$32,539,464	40%
Construction, Land Development, & Other Land	9,732,347	12%	10,538,852	13%
Residential Mortgages	10,414,829	14%	11,491,959	14%
Residential Home Equity Lines of Credit (HELOCs)	14,111,603	18%	14,525,638	18%
Total Real Estate	66,712,510	85%	69,095,913	85%

Commercial	10,382,763	13%	10,503,730	13%
Consumer	1,334,552	2%	1,381,065	2%
Gross loans	78,429,825	100%	80,980,708	100%
Less allowance for loan losses	(1,111,061)		(1,079,782)
Total loans, net	$77,318,764		$79,900,926

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

The following is an analysis of our loan portfolio by credit quality indicators at March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade
Pass	$10,269,802	$31,955,831	$9,732,347	$1,021,506	$9,048,213	$12,792,820	$74,820,519
Special Mention	49,829	268,634	—	34,846	540,225	1,035,046	1,928,580
Substandard or Worse	63,132	229,266	—	278,200	826,392	283,736	1,680,726
Total	$10,382,763	$32,453,731	$9,732,347	$1,334,552	$10,414,830	$14,111,602	$78,429,825

December 31, 2015	Commercial	Commercial Real Estate	Construction, Land Development, and Other Land	Consumer	Residential	Residential HELOCs	Total
Grade:
Pass	$10,387,605	$32,036,422	$10,435,885	$1,067,368	$9,771,852	$13,206,587	$76,905,719
Special Mention	50,683	272,162	—	35,497	547,506	596,183	1,502,031
Substandard or Worse	65,442	230,880	102,967	278,200	1,172,601	722,868	2,572,958
Total	$10,503,730	$32,539,464	$10,538,852	$1,381,065	$11,491,959	$14,525,638	$80,980,708

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an aging analysis of our loan portfolio at March 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$—	$—	$—	$—	$10,382,763	$10,382,763	$—
Commercial Real Estate	—	—	—	—	32,453,731	32,453,731	—
Construction, Land Development, & Other Land	—	96,934	—	96,934	9,635,413	9,732,347	—
Consumer	—	—	—	—	1,334,552	1,334,552	—
Residential	—	—	—	—	10,414,829	10,414,829	—

Residential HELOC	39,492	—	283,736	323,228	13,788,375	14,111,603	—
Total	$39,492	$96,934	$283,736	$420,162	$78,009,663	$78,429,825	$—

The following is an aging analysis of our loan portfolio at December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Commercial	$16,552	$—	$—	$16,552	$10,487,178	$10,503,730	$—
Commercial Real Estate	—	—	—	—	32,539,464	32,539,464	—
Construction, Land Development, & Other Land	51,518	99,389	102,967	253,874	10,284,978	10,538,852	—
Consumer	—	—	—	—	1,381,065	1,381,065	—
Residential	194,003	—	342,000	536,003	10,955,956	11,491,959	—
Residential HELOC	—	—	283,736	283,736	14,241,902	14,525,638	—
Total	$262,073	$99,389	$728,703	$1,090,165	$79,890,543	$80,980,708	$—

The following is an analysis of loans receivables on nonaccrual status as of the dates indicated:

	March 31, 2016	December 31, 2015
Commercial	$66,872	$35,221
Commercial Real Estate	—	—
Construction, Land Development, & Other Land	—	102,967
Consumer	—	—
Residential	—	342,000
Residential HELOCs	283,736	283,736
Total	$350,608	$763,924

Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance. During the three months ended March 31, 2016 and the year ended December 31, 2015, we received approximately $288 and $3,567 in interest income in relation to loans on non-accrual status, respectively, and forgone interest income related to loans on non-accrual status was approximately $3,751 and $65,308, respectively.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the period ended March 31, 2016:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$179,176	$158,362	$68,355	$301,590	$83,014	$183,909	$105,376	$1,079,782
Charge Offs	—	—	—	—	(2,870)	—	—	(2,870)
Recoveries	750	—	—	—	—	399	—	1,149
Provision	(2,523)	(75)	(4,608)	(501)	(1,058)	(6,287)	48,052	33,000
Ending Balance	$177,403	$158,287	$63,747	$301,089	$79,086	$178,021	$153,428	$1,111,061
Ending Balances:
Individually evaluated for impairment	$41,528	$—	$—	$283,843	$25,421	$—	$—	$350,792
Collectively evaluated for impairment	$135,875	$158,287	$63,747	$17,246	$53,665	$178,021	$153,428	$760,269
Loans Receivable:
Ending Balance - Total	$10,382,763	$32,453,731	$9,732,347	$1,334,552	$10,414,829	$14,111,603	$—	$78,429,825
Ending Balances:
Individually evaluated for impairment	$63,132	$313,172	$—	$313,046	$383,853	$283,736	$—	$1,356,939
Collectively evaluated for impairment	$10,319,631	$32,140,559	$9,732,347	$1,021,506	$10,030,976	$13,827,867	$—	$77,072,886

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following table summarizes the allowance for loan losses and recorded investment in gross loans, by portfolio segment, at and for the year ended December 31, 2015:

	Commercial	Commercial Real Estate	Construction, Land Development & Other Land	Consumer	Residential	Residential - HELOCs	Unallocated	Total
Allowance for Credit Losses
Beginning Balance	$174,737	$62,460	$13,157	$42,299	$64,651	$476,045	$173,445	$1,006,794
Charge Offs	(108,893)	—	—	(870)	(24,292)	(94,668)	—	(228,723)
Recoveries	10,115	70,000	—	—	—	1,596	—	81,711
Provision	103,217	25,902	55,198	260,161	42,655	(199,064)	(68,069)	220,000
Ending Balance	$179,176	$158,362	$68,355	$301,590	$83,014	$183,909	$105,376	$1,079,782
Ending Balances:
Individually evaluated for impairment	$41,528	$—	$—	$283,843	$25,421	$—	$—	$350,792
Collectively evaluated for impairment	$137,648	$158,362	$68,355	$17,747	$57,593	$183,909	$105,376	$728,990
Loans Receivable:
Ending Balance - Total	$10,503,730	$32,539,464	$10,538,852	$1,381,065	$11,491,959	$14,525,638	$—	$80,980,708
Ending Balances:
Individually evaluated for impairment	$65,442	$315,768	$102,967	$313,697	$726,878	$283,736	$—	$1,808,488
Collectively evaluated for impairment	$10,438,288	$32,223,696	$10,435,885	$1,067,368	$10,765,081	$14,241,902	$—	$79,172,220

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts of principal and interest due according to the original terms of the loan agreement. The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio. We recognized $12,746 and $14,513 in interest income on loans that were impaired during the quarter ended March 31, 2016 and 2015, respectively.

At March 31, 2016, the Company had 10 impaired loans totaling $1,356,939 or 1.7% of gross loans. At December 31, 2015, the Company had 12 impaired loans totaling $1,808,488 or 2.2% of gross loans. There were no loans that were contractually past due 90 days or more and still accruing interest at March 31, 2016 or December 31, 2015. There were five loans restructured or otherwise impaired totaling $547,837 not already included in nonaccrual status at March 31, 2016. There were five loans restructured or otherwise impaired totaling $553,359 not already included in nonaccrual status at December 31, 2015. During the quarter ended March 31, 2016, we received approximately $288 in interest income in relation to loans on non-accrual status and forgone interest was approximately $3,751. During the quarter ended March 31, 2015, we received approximately $2,430 in interest income in relation to loans on non-accrual status and forgone interest was approximately $13,763.

The Company’s analysis under GAAP indicates that the level of the allowance for loan losses is appropriate to cover estimated credit losses on individually evaluated loans as well as estimated credit losses inherent in the remainder of the portfolio.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2016:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	313,172	313,172	—	—	5,170
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	85,830	85,830	—	314,636	787
Residential HELOC	283,736	283,736	—	283,736	—
With an allowance recorded
Commercial	$63,132	$63,132	$41,528	$64,504	$450
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	313,046	313,046	283,843	313,476	2,010
Residential	298,023	305,025	25,421	304,270	4,329
Residential HELOC	—	—	—	—	—
Total
Commercial	$63,132	$63,132	$41,528	$64,504	$450
Commercial Real Estate	313,172	313,172	—	—	5,170
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	313,046	313,046	283,843	313,476	2,010
Residential	383,853	390,855	25,421	618,906	5,116
Residential HELOC	283,736	283,736	—	283,736	—
	$1,356,939	$1,363,941	$350,792	$1,280,622	$12,746

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the quarter ended March 31, 2015:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	782,521	901,408	—	782,979	5,265
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	—	—	—	—	—
Residential	460,655	460,655	—	464,282	803
Residential HELOC	320,000	320,000	—	319,983	2,430
With an allowance recorded
Commercial	$181,903	$181,903	$150,383	$183,448	$566
Commercial Real Estate	—	—	—	—	—
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	34,474	37,474	8,616	37,682	279
Residential	213,444	220,088	1,445	219,519	3,133
Residential HELOC	337,981	467,293	189,301	338,344	2,037
Total
Commercial	$181,903	$181,903	$150,383	$183,448	$566
Commercial Real Estate	782,521	901,408	—	782,979	5,265
Construction, Land Development, & Other Land	—	—	—	—	—
Consumer	37,474	37,474	8,616	37,682	279
Residential	674,099	680,743	1,445	683,801	3,936
Residential HELOC	657,981	787,293	189,301	658,327	4,467
	$2,333,978	$2,588,821	$349,745	$2,346,237	$14,513
21

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 6 – Loans Receivable – continued

The following is an analysis of our impaired loan portfolio detailing the related allowance recorded at and for the year ended December 31, 2015:

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

Troubled Debt Restructurings

The Company considers a loan to be a troubled debt restructuring (a “TDR”) when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement. Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note. As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment. At March 31, 2016 and March 31, 2015, we had six loans totaling $582,159 and eight loans totaling $776,905, respectively, which we considered to be TDRs. During the three months ended March 31, 2016 and 2015, we did not modify any loans that were considered to be TDRs.

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

There were no loans restructured within the last twelve months that defaulted during the three months ended March 31, 2016. The Bank considers any loans that are 30 days or more past due to be in default.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Note 7 – Other Real Estate Owned

Transactions in other real estate owned for the periods ended March 31, 2016 and December 31, 2015 are summarized below:

	2016	2015
Balance, beginning of period	$1,710,235	$1,441,095
Additions	106,474	459,000
Sales	(106,474)	(78,860)
Write downs	—	(111,000)
Balance, end of period	$1,710,235	$1,710,235

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

On April 14, 2014, the Company repurchased 729 shares of the 2,129 shares of Series A Preferred Stock outstanding at par. The repurchase will save the Company approximately $66,000 in dividend expenses annually. As of March 31, 2016, 1,400 shares of Series A Preferred Stock and 164 shares of Series B Preferred Stock were outstanding. The outstanding shares of preferred stock will receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that include, without limitation, those described under the heading “Risk Factors” in our Annual Report for the year ended December 31, 2015 filed with the SEC, and the following:

•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;
•	restrictions or conditions imposed by our regulators on our operations;
•	our efforts to maintain our regulatory capital ratios;
•	our ability to retain our existing customers, including our deposit relationships;
•	changes in deposit flows;
•	our ability to successfully consummate our previously announced merger with Carolina Financial, including the ability to obtain required governmental approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions;
•	the diversion of management time from core banking functions due to merger-related issues;
•	potential difficulty in maintaining relationships with clients, associates or business partners as a result of our previously announced merger with Carolina Financial;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment, which could reduce anticipated or actual margins;
•	our expectations regarding our operating revenues, expenses, effective tax rates and other results of operations;
•	changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity breaches, including potential business disruptions or financial losses;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	the rate of delinquencies and amounts of loan charge-offs;
•	the rates of loan growth;
•	the amount of our loan portfolio collateralized by real estate, and the weakness in the real estate market;
•	our reliance on available secondary funding sources to meet our liquidity needs;
•	our ability to maintain effective internal control over financial reporting;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military activity;
•	our ability to attract and retain key personnel;
•	changes in the securities markets; and
•	other risks and uncertainties detailed in Part I, Item 1A of this Annual Report on Form 10-K and from time to time in our filings with the Securities and Exchange Commission (“SEC”).

If any of these risks or uncertainties materialize, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. We make these forward-looking statements as of the date of this document, and we do not intend, and assume no obligation, to update the forward-looking statements or to update the reasons why actual results could differ from those expressed in, or implied or projected by, the forward-looking statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Overview

The Company recorded net income, after tax expense, of $1,733 and net loss available to common shareholders of $(33,547) for the quarter ended March 31, 2015 compared to net income, after tax expense, of $95,783 and net income available to common shareholders of $60,593 for the quarter ended March 31, 2015.  Basic and diluted (loss) earnings per common share were $(0.02) for the first quarter of 2016 compared to basic and diluted earnings per common share of $0.03 in the first quarter of 2015.  The decrease in net income as compared to the first quarter of 2015 is primarily attributable to the merger related expenses of $287,680 and a decrease in gain on sale of securities available for sale of $30,028. For the period ended March 31, 2016, our net interest margin was 4.24% compared to 4.03% at March 31, 2015.

At March 31, 2016, total assets were $105,229,719, compared to $109,141,050 at December 31, 2015, a decrease of $3,911,331, or 3.58%. The decrease in total assets is primarily attributable to a decrease in securities held-to-maturity of $3,412,281. Interest-earning assets comprised approximately 89.7% and 91.7% of total assets at March 31, 2016 and December 31, 2015, respectively. Gross loans totaled $78,429,825 and investment securities were $15,585,980 at March 31, 2016, compared to gross loans of $80,980,708 and investment securities of $19,181,402 at December 31, 2015.

Deposits totaled $88,862,547 at March 31, 2016 and $90,541,366 at December 31, 2015. FHLB advances were $2,500,000 and $5,000,000 at March 31, 2016 and December 31, 2015, respectively. Shareholders’ equity was $13,729,791 and $13,559,606 at March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the Bank’s ratios are sufficient to satisfy the standard regulatory criteria for being a “well capitalized” bank. Management has developed a plan to increase and preserve our capital with the goal of developing and maintaining a strong capital position. These initiatives include, among other things, restructuring the Bank’s balance sheet by controlling new loan activity and aggressively attempting to sell other real estate owned. Additionally, we are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed minimum requirements.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Our lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Our deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas.

Significant Recent Developments

As previously disclosed, on January 5, 2016, Carolina Financial, the Merger Sub and the Company entered into the Merger Agreement which provides that, subject to the terms and conditions set forth in the Merger Agreement, Carolina Financial will acquire the Company in a cash and stock transaction with a total current value of approximately $16.278 million.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The boards of directors of Carolina Financial and the Company have approved the Merger Agreement. The transaction is anticipated to close in the second quarter of 2016, subject to customary closing conditions, including regulatory approvals, and the approval of the shareholders of the Company. On April 6, 2016, the South Carolina State Board of Financial Institutions approved the merger of the Bank into CresCom Bank.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2015, as filed on our Annual Report on Form 10-K.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Results of Operations

Three months ended March 31, 2016 and 2015

Net Interest Income

Our primary source of revenue is net interest income. Net interest income is the difference between income earned on interest-earning assets and interest paid on deposits and borrowings used to support such assets. The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and corresponding interest rates earned and paid on those assets and liabilities, respectively. In addition to the volume of and corresponding interest rates associated with these interest-earning assets and interest-bearing liabilities, net interest income is affected by the timing of the repricing of these interest-earning assets and interest-bearing liabilities.  Our annualized net interest margins for the three months ended March 31, 2016 and 2015 were 4.24% and 4.03%, respectively.

Net interest income was $1,042,823 during the three months ended March 31, 2016, compared to $1,023,287 for the same period in 2015.  Interest income of $1,128,901 for the three months ended March 31, 2016 included $1,015,723 on loans, $106,107 on investment securities and $7,071 on federal funds sold and other.  Interest expense decreased from $87,939 for the three months ended March 31, 2015 to $86,078 for the three months ended March 31, 2016, largely due to higher interest bearing deposits being replaced by lower interest bearing deposits. Total interest expense of $86,078 during the three months ended March 31, 2016 included $78,210 related to deposit accounts and $7,868 on FHLB advances and other borrowings.

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

Our provision for loan losses for the three months ended March 31, 2016 was $33,000, a decrease of $42,000 or 56%, from our provision for loan losses of $75,000 for the three months ended March 31, 2015. The provision continues to be maintained at a level based on management’s evaluation of the adequacy of the reserve for probable loan losses given the size, mix, and quality of the current loan portfolio. Management also relies on our history of past-dues and charge-offs to determine our loan loss allowance. See below under “Balance Sheet Review” for further information.

Noninterest Income

Noninterest income during the three months ended March 31, 2016 was $192,076, compared to $225,173 for the same period in 2015. Noninterest income for the three months ended March 31, 2016 consisted primarily of service charges on deposit accounts of $91,750, residential mortgage origination fees of $10,115, gain on sale of securities of $81,049 and other noninterest income of $9,162. Noninterest income for the three months ended March 31, 2015 consisted primarily of service charges on deposit accounts of $89,927, residential mortgage origination fees of $15,008, gain on sale of securities of $111,077 and other noninterest income of $9,161. The decrease of $33,097 in noninterest income compared to the same period in 2015 is primarily the result of a decrease in gain on sale of securities.

In response to competition to retain deposits, institutions in the financial services industry have increasingly been providing services for free in an effort to lure deposits away from competitors and retain existing balances. Services that were initially developed as fee income opportunities, such as Internet banking and bill payment service, are now provided to customers free of charge. Consequently, opportunities to earn additional income from service charges for such services have been more limited. In addition, recent focus on the level of deposit service charges within the banking industry by the media and the U.S. Government may result in future legislation limiting the amount and type of services charges within the banking industry. For example, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in June 2011, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved a final debit card interchange rule that caps an issuer’s base fee at $0.21 per transaction and allows an additional 5 basis point charge per transaction to help cover fraud losses. Though the rule technically does not apply to institutions with less than $10 billion in assets, such as the Bank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. The Federal Reserve also adopted requirements for issuers to include two unaffiliated networks for debit card transactions – one signature-based and one PIN-based. Our ATM/debit card fee income is included in service charges on deposit accounts and was $30,906 and $33,340 for the three months ended March 31, 2016 and 2015, respectively. We will continue to monitor the regulations as they are implemented and will review our policies, products and procedures to ensure full compliance but also attempt to minimize any negative impact on our operations.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Noninterest Expenses

The following table sets forth information related to our noninterest expenses for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
	2016	2015
Compensation and benefits	$427,569	$479,005
Occupancy and equipment	194,273	172,224
Data processing and related costs	91,659	83,311
Marketing, advertising and shareholder communications	6,838	12,908
Legal, audit and merger expenses	341,127	65,039
Other professional fees	4,709	1,565
Supplies and postage	10,276	15,068
Insurance	16,844	11,839
Credit related expenses	2,205	(2,422)
Regulatory fees and FDIC insurance	34,324	33,731
Net cost of operation of other real estate owned	10,203	153,808
Other	56,593	46,513
Total noninterest expense	$1,196,620	$1,072,589

The most significant component of noninterest expense is compensation and benefits, which totaled $427,569 for the three months ended March 31, 2016, compared to $479,005 for the three months ended March 31, 2015. The decrease in compensation and benefits is primarily related to the elimination of a position.  Legal, audit and merger expenses increased from $65,039 for the three months ended March 31, 2015 to $341,127 for three months ended March 31, 2016, primarily as a result of $287,680 fees related to the merger with Carolina Financial. Other real estate expenses decreased from $153,808 for the three months ended March 31, 2015 to $10,203 for the three months ended March 31, 2016, primarily as a result of reduction in other real estate write downs. Regulatory fees increased from $33,731 for the three months ended March 31, 2015 to $34,324 for the three months ended March 31, 2016 due to a change in the assessment base and average assets used to calculate the fees.

Income Tax Expenses

The Company reported taxable income for the three months ended March 31, 2016 and 2015. The valuation allowance was established in 2009 based on management’s analysis of the continued losses incurred by the Company and likelihood of recovery of those assets.  As the Company has been demonstrating positive earnings, management has concluded that a portion of those assets are likely to be recovered and, as a result, a portion of the valuation allowance has been reversed, creating earnings in previous quarters.  If the Company continues to generate positive earnings, additional portions of the valuation allowance will be reversed which would positively impact income in future periods. The Company recorded income tax expense of $3,546 for the three months ended March 31, 2016 and $5,088 for the three months ended March 31, 2015 related to estimated state income tax payments that are not allowed to be offset by the federal tax valuation allowance.

Balance Sheet Review

Loans

Since loans typically provide higher interest yields than other interest-earning assets, it is our goal to ensure that the highest percentage of our earning assets is invested in our loan portfolio. Gross loans outstanding at March 31, 2016 were $78,429,825, or 83% of interest-earning assets and 74.5% of total assets, compared to $80,980,708, or 80.9% of interest-earning assets and 74.1% of total assets, at December 31, 2015.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Loans secured by real estate mortgages comprised approximately 85% of loans outstanding at March 31, 2016 and 85% at December 31, 2015. Most of our real estate loans are secured by residential and commercial properties. We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%. Commercial loans and lines of credit represented approximately 13% of our loan portfolio at both March 31, 2016 and December 31, 2015. Our construction, development, and land loans represented approximately 12% and 13% of our loan portfolio at March 31, 2016 and December 31, 2015, respectively.

Due to the short time our portfolio has existed, the loan mix shown below may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of certain types of collateral.

The following table summarizes the composition of our loan portfolio as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total	Amount	Percentage of Total
Real Estate:
Commercial Real Estate	$32,453,731	41%	$32,539,464	40%
Construction, Land Development, & Other Land	9,732,347	12%	10,538,852	13%
Residential Mortgages	10,414,829	14%	11,491,959	14%
Residential Home Equity Lines of Credit (HELOCs)	14,111,603	18%	14,525,638	18%
Total Real Estate	66,712,510	85%	69,095,913	85%

Commercial	10,382,763	13%	10,503,730	13%
Consumer	1,334,552	2%	1,381,065	2%
Gross loans	78,429,825	100%	80,980,708	100%
Less allowance for loan losses	(1,111,061)		(1,079,782)
Total loans, net	$77,318,764		$79,900,926

Provision and Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our consolidated statements of operations. The allowance for loan losses for the three months ended March 31, 2016 and 2015 is presented below:

	Three Months Ended
	March 31,
	2016	2015

Balance at beginning of the period	$1,079,781	$1,006,794
Provision for loan losses	33,000	75,000
Loans charged-off	(2,869)	—
Recoveries of loans previously charged-off	1,149	1,149
Balance at end of the period	$1,111,061	$1,082,943

The allowance for loan losses was $1,111,061 and $1,079,782 as of March 31, 2016 and December 31, 2015, respectively, and represented 1.42% and 1.33% of outstanding loans at March 31, 2016 and December 31, 2015, respectively.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s potential problem loan list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal payment delay occurs and all amounts due, including accrued interest at the contractual interest rate for the period of delay, are expected to be collected. Management has determined that the Company had $1,356,939 and $1,808,488 in impaired loans at March 31, 2016 and December 31, 2015, respectively. The valuation allowances related to impaired loans totaled $350,792 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, nonaccrual loans totaled $350,608 and $763,924, respectively. Generally, a loan will be placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is applied against the principal balance.

Other Assets

At March 31, 2016 and December 31, 2015, other assets totaled $715,993 and $218,848, respectively. The increase in other assets is the result of merger related expenses that will be assumed by CresCom Bank upon completion of the merger.

Deposits

Our primary source of funds for our loans and investments is our deposits. Total deposits as of March 31, 2016 and December 31, 2015 were $88,862,547 and $90,541,366, respectively. The following table shows the average balance outstanding and the average rates paid on deposits for the quarter ended March 31, 2016 (annualized) and the year ended December 31, 2015.

	March 31, 2016		December 31, 2015
	Average Amount	Rate	Average Amount	Rate
Non-interest bearing demand deposits	$16,823,189	—%	$15,887,626	—%
Interest-bearing checking	9,511,938	0.13	9,089,437	0.19
Money market	39,666,540	0.30	39,776,584	0.27
Savings	2,089,179	0.17	2,044,757	0.17
Time deposits less than $100,000	8,398,142	0.71	8,670,132	0.76
Time deposits $100,000 and over	13,880,998	0.87	12,775,854	0.88
Total	$90,369,986	0.43%	$88,244,390	0.42%

Core deposits, which exclude time deposits of $100,000 or more and brokered certificates of deposit, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were approximately $75,235,231 and $76,317,616 at March 31, 2016 and December 31, 2015, respectively. Our loan-to-deposit ratio was 88.2% and 89.2 % at March 31, 2016 and December 31, 2015, respectively. Due to the competitive interest rate environment in our market, from time to time we will utilize internet certificates of deposit as a funding source when we are able to procure these certificates at interest rates less than those in the local market to balance our funding mix. All of our time deposits are certificates of deposits.

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

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

Cash and short-term investments are our primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is our principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions and pledging agreements. Individual and commercial deposits, wholesale deposits and borrowings are our primary source of funds for credit activities. In addition, we will receive cash upon the maturities and sales of loans and maturities, calls and prepayments on investment securities. We maintain federal funds purchased lines of credit with correspondent banks totaling $12,550,000. Availability on these lines of credit was $12,550,000 at March 31, 2016.

We are a member of the FHLB of Atlanta, from which applications for borrowings can be made. The FHLB requires that investment securities or qualifying mortgage loans be pledged to secure advances from them. We are also required to purchase FHLB stock in a percentage of each advance. At March 31, 2016 and December 31, 2015, we had $2,500,000 and $5,000,000 outstanding, respectively. The Bank borrowed the funds to reduce the cost of funds on money used to fund loans. The Bank has remaining credit availability of $17,513,200 at the FHLB. We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meet our long term liquidity needs. The following table shows the amount outstanding, grant date, maturity date, and interest rate at March 31, 2016.

Amount	Grant Date	Maturity Date	Interest Rate

$ 2,500,000	9/24/2013	9/23/2016	0.95%

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

At March 31, 2016, the Bank had short-term lines of credit with correspondent banks to purchase a maximum of $3,300,000 in unsecured federal funds on a one to 14 day basis, $6,750,000 in unused federal funds on a one to 20 day basis for general corporate purposes, and $2,500,000 in unused federal funds on a one to 30 day basis for general corporate purposes. The interest rate on borrowings under these lines is the prevailing market rate for federal funds purchased. These accommodation lines of credit are renewable annually and may be terminated at any time at the correspondent banks’ sole discretion. At March 31, 2016, we had no borrowings outstanding on these lines.

The Bank’s level of liquidity is measured by the cash, cash equivalents, and investment securities available for sale to total assets ratio, which was at 15.2% at March 31, 2016 compared to 17.6% as of December 31, 2015. At March 31, 2016, $6,179,590 of our investment securities were pledged to secure public entity deposits and as collateral for securities sold under agreement to repurchase. We continue to carefully focus on liquidity management during 2015.

Capital Resources

Total shareholders’ equity was $13,729,791 at March 31, 2016, an increase of $170,185 from $13,559,606 at December 31, 2015. The increase is primarily due to other comprehensive income for the period of $93,701.

Our Bank and Company are subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

CONGAREE BANCSHARES, INC. AND SUBSIDIARY

The Basel III capital rules, which were released in July 2013, implement new capital standards and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. The requirements in the rule began to phase in on January 1, 2015 for the Bank, and the requirements in the rule will be fully phased in by January 1, 2019. Under the rule, the following minimum capital requirements apply to the Bank:

•         a new common equity Tier 1 risk-based capital ratio of 4.5%,

•         a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement),

•         a total risk-based capital ratio of 8% (unchanged from the former requirement), and

•         a leverage ratio of 4% (also unchanged from the former requirement).

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

The following table sets forth the Bank’s capital ratios at March 31, 2016 and December 31, 2015. It is management’s belief that, as of December 31, 2015, the Bank met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital (to risk-weighted assets)	$13,128	15.81%	$6,643	8.00%	$8,304	10.00%
Tier 1 capital (to risk-weighted assets)	12,080	14.55%	4,982	6.00%	6,643	8.00%
Tier 1 capital (to average assets)	12,080	11.29%	4,278	4.00%	5,348	5.00%
CET1 (to risk weighted assets)	12,080	14.55%	3,737	4.50%	5,398	6.50%

December 31, 2015
Total capital (to risk-weighted assets)	$13,162	15.75%	$6,686	8.00%	$8,357	10.00%
Tier 1 capital (to risk-weighted assets)	12,108	14.49%	5,014	6.00%	6,686	8.00%
Tier 1 capital (to average assets)	12,108	10.97%	4,416	4.00%	5,519	5.00%
CET1 (to risk weighted assets)	12,108	14.49%	3,761	4.50%	5,432	6.50%

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, negotiable instruments, inventory, property, plant and equipment, and real estate. At March 31, 2016 and December 31, 2015, we had issued commitments to extend credit of approximately $15,928,000 and $15,181,000, respectively, through various types of lending arrangements.

Standby letters of credit represent an obligation of the Company to a third party contingent upon the failure of the Company’s customer to perform under the terms of an underlying contract with the third party or obligates the Company to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the shipment of goods, performance of a contract, or repayment of an obligation. Under the terms of a standby letter, generally drafts will be drawn only when the underlying event fails to occur as intended. The Company can seek recovery of the amounts paid from the borrower. The majority of these standby letters of credit are unsecured. Commitments under standby letters of credit are usually for one year or less. At March 31, 2016 and December 31, 2015, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor; as such amounts are not considered material. There were standby letters of credit included in the commitments for $40,000 at March 31, 2016 and December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

Date: May 12, 2016	By:	/s/ Charles A. Kirby
Charles A. Kirby
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Charlie T. Lovering
Charlie T. Lovering
Chief Financial Officer (Principal Financial and Accounting Officer)
37

CONGAREE BANCSHARES, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between Carolina Financial Corporation, CBAC, Inc., and Congaree Bancshares, Inc. dated January 5, 2016 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on January 11, 2016).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
38